Form 10-Q
period 1998-06-30
JWGENESIS FINANCIAL CORP /
filed 1998-08-19
CIK 1057412

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _________

                 Commission file number 001-14205


                     JWGENESIS FINANCIAL CORP.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


             Florida                             65-0811010
 -------------------------------   ------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

     980 North Federal Highway - Suite 310
          Boca Raton, Florida                       33432
     ----------------------------------------     ----------
     (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code  (561) 338-2600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.  Yes / /   No  /x/ *

     * The registrant has filed all such reports; however, the registrant has only been subject to such filing requirements since June 12, 1998.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding at August 12, 1998
---------------------------------------    ------------------------------
Common Stock, $.001 par value per share             5,306,622

                     JWGENESIS FINANCIAL CORP.
                    --------------------------

                              INDEX
                              -----
                                                                         Page
                                                                         ----
Part I. Financial Information

Item 1.  Financial Statements

     Consolidated Condensed Statements of Financial Condition
       at June 30, 1998 and December 31, 1997                               3

     Consolidated Condensed Statements of Income for the Three
       Month and Six Month Periods Ended June 30, 1998 and 1997             4

     Consolidated Condensed Statements of Cash Flows for the Six
     Month Periods Ended June 30, 1998 and 1997                             5

     Notes to Consolidated Condensed Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8

Part II. Other Information

Item 1.  Legal Proceedings                                                  11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

                                            PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                                      JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                        June 30,         December 31,
                                                                                          1998              1997(*)
                                                                                     --------------------------------
                                                                                      (Unaudited)
ASSETS
------
Cash and cash equivalents                                                            $   14,564,000     $  11,512,000
Receivable from customers, net                                                          132,488,000       107,507,000
Receivable from brokers and dealers                                                       7,407,000         5,248,000
Securities owned, at market value                                                        11,421,000         9,010,000
Cost in excess of the value of net assets acquired                                       12,911,000
Furniture, equipment and leasehold improvements, net of accumulated
    depreciation and amortization of $1,654,000 and $1,433,000                            3,150,000         1,742,000
Deferred tax asset                                                                        1,648,000         1,621,000
Other, net                                                                                5,538,000         4,092,000
                                                                                     --------------------------------
                                                                                     $  189,127,000     $ 140,732,000
                                                                                     ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Short-term borrowings from banks                                                     $   47,257,000     $  29,423,000
Accounts payable, accrued expenses and other liabilities                                 12,666,000        12,043,000
Payable to customers                                                                     19,042,000        35,055,000
Payable to brokers and dealers                                                           61,894,000        32,975,000
Securities sold, not yet purchased, at market value                                         700,000           567,000
Lines of credit                                                                           3,000,000           890,000
Notes payable to affiliates                                                                       -         5,113,000
Income taxes payable                                                                        955,000                 -
                                                                                     --------------------------------
                                                                                        145,514,000       116,066,000
                                                                                     --------------------------------
 Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value - authorized 5,000,000 shares;
  no shares issued or outstanding                                                                 -                 -
Common stock, $.001 par value - authorized 9,056,000 shares; issued
  and outstanding 5,306,622 and 3,690,743                                                     5,000             4,000
Additional paid-in capital                                                               20,167,000         4,018,000
Retained earnings                                                                        23,448,000        20,651,000
Treasury stock, at cost, 900 shares                                                         (7,000)            (7,000)
                                                                                     --------------------------------
Total stockholders' equity                                                              43,613,000         24,666,000
                                                                                     --------------------------------
                                                                                     $ 189,127,000      $ 140,732,000
                                                                                     =================================

     * - Derived from audited financial statements contained in JW Charles Financial Services, Inc. Annual Report on Form
     10-K/A for the fiscal year ended December 31, 1997. See Note 2.

       (The accompanying Notes to Consolidated Condensed Financial Statements
                  are an integral part of these financial statements.)

                                    JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                   (Unaudited)

                                                   Three Months Ended June 30,           Six Months Ended June 30,
                                                  ----------------------------       ------------------------------
                                                      1998            1997                1998             1997
                                                  ----------------------------       ------------------------------
REVENUES:
Commissions                                       $ 14,052,000    $ 10,528,000       $  27,181,000    $  22,066,000
Market making and principal transactions, net        5,618,000       5,399,000          10,486,000       10,045,000
Interest                                             3,818,000       2,781,000           6,980,000        5,115,000
Clearing fees                                        2,642,000       2,573,000           4,461,000        4,381,000
Other                                                  738,000         724,000           2,033,000        2,530,000
                                                  ----------------------------       ------------------------------
                                                    26,868,000      22,005,000          51,141,000       44,137,000
                                                  ----------------------------       ------------------------------
EXPENSES:
Commissions and clearing costs                      13,782,000      10,927,000          26,457,000       22,485,000
Employee compensation and benefits                   4,437,000       4,114,000           8,885,000        8,269,000
Selling, general and administrative                  4,277,000       4,056,000           8,130,000        7,905,000
Interest                                             1,458,000       1,077,000           2,713,000        2,062,000
                                                  ----------------------------       ------------------------------
                                                    23,954,000      20,174,000          46,185,000       40,721,000
                                                  ----------------------------       ------------------------------
Income before income taxes                           2,914,000       1,831,000           4,956,000        3,416,000
Provision for income taxes                           1,138,000         622,000           1,910,000        1,195,000
                                                  ----------------------------       ------------------------------
Net income                                        $  1,776,000    $  1,209,000       $   3,046,000    $   2,221,000
                                                  ============================       ==============================

Earnings per common share:
Basic                                                   $  .43          $  .37              $  .78           $  .68
                                                  ============================       ==============================
Diluted                                                 $  .38          $  .32              $  .67           $  .58
                                                  ============================       ==============================
Weighted average common shares outstanding:
Basic                                                4,090,801       3,307,780           3,918,753        3,288,978
                                                  ============================       ==============================
Diluted                                              4,646,906       3,813,625           4,519,065        3,820,255
                                                  ============================       ==============================

       (The accompanying Notes to Consolidated Condensed Financial Statements
                   are an integral part of these financial statements.)

                                   JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                        Six Months Ended June 30,
                                                                                   ------------------------------
                                                                                        1998               1997
                                                                                   ------------------------------
OPERATING ACTIVITIES                                                               $  3,047,000      $   2,221,000
Net income
Adjustments to reconcile net income to net cash
       used by operating activities:
    Depreciation and amortization                                                       241,000            158,000
 Change in assets and liabilities, net of effect of acquisition:
    Receivable from customers                                                       (24,981,000)        10,225,000
    Receivable from brokers and dealers                                                 994,000         (3,962,000)
    Securities owned                                                                 (2,382,000)        (1,752,000)
    Deferred tax asset                                                                  (27,000)           (10,000)
    Other assets                                                                     (1,667,000)          (483,000)
    Accounts payable, accrued expenses and other liabilities                         (1,972,000)           626,000
    Payable to customers                                                            (16,013,000)       (22,672,000)
    Payable to brokers and dealers                                                    28,527,000        13,282,000
    Securities sold, not yet purchased                                                   133,000         2,393,000
    Income taxes payable                                                                 955,000           183,000
                                                                                   -------------------------------
Net cash (used in) provided by operating activities                                 (13,145,000)           209,000
                                                                                   -------------------------------
INVESTING ACTIVITIES
Purchases of furniture, equipment and leasehold improvements                           (521,000)          (435,000)
                                                                                   -------------------------------
FINANCING ACTIVITIES
Change in short-term borrowings from banks                                           17,834,000          4,369,000
Change in notes payable to affiliate                                                 (5,113,000)        (3,012,000)
Change in lines of credit                                                             2,110,000                  -
Issuance of common stock                                                                400,000                  -
                                                                                   -------------------------------
Net cash provided by financing activities                                            15,231,000          1,357,000
                                                                                   -------------------------------
Net increase in cash and cash equivalents                                             1,565,000          1,131,000
Cash and cash equivalents at beginning of period                                     12,999,000         11,836,000
                                                                                   -------------------------------
Cash and cash equivalents at end of period                                         $ 14,564,000    $    12,967,000
                                                                                   ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes                                       $    954,000     $      964,000
                                                                                   ===============================

Cash paid during the period for interest                                           $  2,713,000     $    2,062,000
                                                                                   ===============================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On June 12, 1998, the Company issued 1,500,000 shares of common stock in connection with its acquisition of Genesis
   Merchant Group Securities, LLC (Note 5).

       (The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.)

           JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

1. BASIS OF PRESENTATION
As discussed elsewhere in this Report, on June 12, 1998, JWGenesis Financial Corp. (the "Company") consummated a series of transactions (the "Combination") in which it (i) acquired
Genesis Merchant Group Securities LLC ("Genesis") through the issuance of 1,500,000 shares of its authorized but unissued common stock and (ii) acquired JW Charles Financial Services, Inc. ("JWCFS") pursuant to an exchange offer of one share of its common stock for each outstanding share of JWCFS common stock and each of Genesis and JWCFS became wholly owned subsidiaries of the Company. As a result of the Combination, the Company has now succeeded to the business and operations of JWCFS and Genesis. The information in the Financial Section of this Report relating to periods prior to June 12, 1998 is derived solely from information and financial statements of JWCFS and, except as otherwise expressly indicated, relates to matters prior to the Combination.

The interim financial information included herein is unaudited;
however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the periods indicated.

The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated condensed financial statements and related notes contained in the JWCFS 1997 Annual Report on Form 10-K/A.

Because of seasonal and other factors, the results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation
----------------------
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries which are: JWCFS, Corporate Securities Group, Inc. ("CSG"), JW Charles Securities, Inc. ("JWC Securities"), JW Charles Clearing Corp. ("JWC Clearing"), CMG Capital Corp. ("CMGCC"), First Investors Life Agency, Inc. ("FILA"), DMG Securities, Inc. ("DMG") and Discount Securities Group, Inc. ("DSG"). In addition, the accompanying consolidated financial statements include the accounts of Genesis (effective
June 12, 1998) (See Note 5, "Acquisitions") and The Americas Growth Fund, Inc. ("AGRO") (effective September 22, 1997) (See Note 5, "Acquisitions"). All significant intercompany transactions have been eliminated in consolidation.

Reclassifications
-----------------
Certain amounts in the prior period's consolidated condensed financial statements have been reclassified to conform to the current period's presentation. These reclassifications are not material to the consolidated condensed financial statements.

3. CONTINGENCIES
The Company is involved in various claims and possible actions arising out of the normal course of its business. Although the ultimate outcome of these claims cannot be ascertained at this time, it is the opinion of the Company, based on knowledge of facts and advice of counsel, that the resolution of such actions will not have a material adverse effect on the Company's financial condition and results of operations.

4. NET CAPITAL
The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange, Inc. ("NYSE") may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business if its net capital is less than five percent of aggregate debit items. At June 30, 1998, the net capital positions of the Company's broker-dealer subsidiaries were as follows:

JWC Clearing (alternative method elected):
     Net capital as a percent of aggregate debit items            8.46
     Net capital                                           $11,963,000
     Required net capital                                   $2,828,000


CSG:
     Ratio of aggregate indebtedness to net capital               1.97
     Net capital                                            $1,908,000
     Required net capital                                     $250,000

JWC Securities:
     Ratio of aggregate indebtedness to net capital               2.32
     Net capital                                            $1,496,000
     Required net capital                                     $250,000

Genesis:
     Ratio of aggregate indebtedness to net capital                .68
     Net capital                                            $2,514,000
     Required net capital                                     $250,000

DMG:
     Ratio of aggregate indebtedness to net capital                .50
     Net capital                                              $413,000
     Required net capital                                     $100,000

5. ACQUISITIONS

On June 12, 1998, the Company completed the acquisition of Genesis a San Francisco-based investment banking firm with special expertise in institutional sales and trading, research, brokerage processing and corporate finance. The acquisition
(which was accounted for under the purchase method) was accomplished by the Company though the issuance of 1,500,000 shares of its authorized but unissued common stock in exchange for a 100% ownership in Genesis. The purchase price of $16,600,000 exceeded the fair value of net assets acquired by approximately $12,911,000, which is being amortized on a straight-line basis over 20 years.
The results of operations of Genesis are included in the accompanying financial statements from the date of acquisition.

The following unaudited pro forma financial information presents the Company's results of operations as though Genesis had been acquired as of the beginning of each of the six month periods ended June 30, 1998 and 1997:

                                                                     Six Months Ended
                                                                   June 30, (Unaudited)
                                                              ---------------------------
                                                                   1998           1997
                                                                   ----           ----
           Revenues                                           $ 63,505,000   $ 58,517,000
           Net income                                         $  3,326,000   $  2,382,000

           Earnings per common share:
           Basic                                                    $  .63         $  .50
           Diluted                                                  $  .57         $  .45

The pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisition of Genesis had been completed as of the beginning of each of the fiscal period presented, nor are they necessarily indicative of future consolidated results.

On September 22, 1997, JWCFS completed its exchange tender offer (the "Exchange Offer") for all (but not less than 51%) of the outstanding shares of common stock of AGRO not already owned by the Company. Prior to the commencement of the Exchange Offer, the Company owned 26% of the outstanding shares of common stock of AGRO. A total of approximately 823,000 shares of AGRO common stock, representing approximately 65% of the outstanding shares of AGRO common stock, were tendered pursuant to the Exchange
Offer. All shares of AGRO common stock tendered were accepted for exchange by the Company according to the terms of the Exchange Offer on the basis of .431 shares of the Company's common stock for each share of AGRO, resulting in the issuance by JWCFS of 354,851 shares of its authorized but unissued common stock. The tendered shares together with the shares already owned by JWCFS represent approximately 91% of the outstanding shares of AGRO common stock, with the remaining 9% of AGRO shares held by minority shareholders (the "AGRO"). The AGRO acquisition was accounted for under the purchase method of accounting. The Company has consolidated the accounts of AGRO in the accompanying financial statements effective as of September 22, 1997. The AGRO Minority
Shareholders' interests in these accounts is reflected as accounts payable, accrued expenses and other liabilities in the accompanying financial statements.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

Forward Looking Statements
--------------------------
        From time to time, information provided by the Company or statements made by its directors, officers or employees may constitute "forward-looking statements" under the meaning of the Private Securities Litigation Reform Act of 1995. Any statements made in this Form 10-Q, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements. Such forward-looking statements and other forward-looking statements made by the Company or its representatives are based upon a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to, those set forth under the heading "Risk Factors" contained in the JW Charles Financial Services, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1997.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1998 (THE
"1998 PERIOD") VS. 1997 (THE "1997 PERIOD")

                                                            Three Months Ended June 30,
                                             ---------------------------------------------------------
                                               1998                    1997                     1996
                                             (000's)     % Change     (000's)     % Change     (000's)
                                             ---------------------------------------------------------
   Revenues:
   Commissions                                $14,052           33     $10,528          -20    $13,226
   Market making and principal
     transactions, net                          5,618            4        5399          -23      7,048
   Interest                                     3,818           37       2,781           20      2,322
   Clearing fees                                2,642            3       2,573          - 4      2,672
   Other                                          738            2         724          -11        810
                                             ---------------------------------------------------------
                                              $26,868           22     $22,005          -16    $26,078
                                             =========================================================

                                                            Three Months Ended June 30,
                                             ---------------------------------------------------------
                                                1998                    1997                     1996
                                              (000's)      % Change    (000's)     % Change     (000's)
                                             ---------------------------------------------------------
   Expenses:
   Commissions and clearing costs             $13,782           26     $10,927          -25    $14,666
   Employee compensation and benefits           4,437            8       4,114           11      3,697
   Selling, general and administrative          4,277            5       4,056          -10      4,487
   Interest                                     1,458           35       1,077            2      1,055
                                             ---------------------------------------------------------
                                              $23,954           19     $20,174          -16    $23,905
                                             =========================================================

                                                            Three Months Ended June 30,
                                              --------------------------------------------------------
                                               1998        % Change      1997       % Change      1996
                                              --------------------------------------------------------
   Clearing Factor                              70%            1      69%              -4         72%
                                              ========================================================

     Total revenues of $26,868,000 recorded in the 1998 Period increased by 22% compared to last year's $22,005,000. In particular, commissions increased by 33% to $14,052,000 from $10,528,000. The substantial increase in commissions is primarily due to the Company's expanded operations and generally favorable market conditions experienced in the 1998 Period. Market making and principal transactions, net and clearing fees both experienced increases, although not as significant as the increase in commission income. The increase in these revenue categories was a result of generally favorable market conditions experienced during the 1998 Period. Interest income and interest expense increased by 37% and 35%, respectively primarily as a result of increased customer margin activity and the related cost of funding customer margin balances.

     Commissions and clearing costs, which represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades), increased, reflecting the increase in second quarter 1998 commissions and market making and principal transactions, net. Commissions and clearing costs as a percentage of commissions and market making and principal transactions, net (the "Clearing Factor") increased slightly to approximately 70% in the 1998 Period as compared to 69% in the 1997 Period. Employee compensation and benefits increased by 8% as a result of annual salary adjustments and increase in the number of personnel to accommodate the Company's continuing growth.

SIX MONTHS ENDED JUNE 30, 1998 (THE "1998 PERIOD") VS. 1997 (THE
"1997 PERIOD")

                                                           Six Months Ended June 30,
                                             ---------------------------------------------------------
                                               1998                    1997                     1996
                                              (000's)     % Change     (000's)     % Change     (000's)
                                             ---------------------------------------------------------
   Revenues:
   Commissions                                $27,181           23     $22,066           -6    $23,394
   Market making and principal
     transactions, net                         10,486            4      10,045          -20     12,484
   Interest                                     6,980           36       5,115           14      4,482
   Clearing fees                                4,461            2       4,381          -12      4,985
   Other                                        2,033          -20       2,530           64      1,541
                                             ---------------------------------------------------------
                                              $51,141           16     $44,137           -6    $46,886
                                             ==========================================================

                                                            Six Months Ended June 30,
                                             ---------------------------------------------------------
                                                1998                    1997                     1996
                                               (000's)     % Change     (000's)     % Change    (000's)
                                             ---------------------------------------------------------
    Expenses:
    Commissions and clearing costs             $26,457           18     $22,485          -13   $25,974
    Employee compensation and benefits           8,885            7       8,269           14     7,270
    Selling, general and administrative          8,130            3       7,905           -3     8,130
    Interest                                     2,713           32       2,062            7     1,933
                                             ---------------------------------------------------------
                                               $46,185           13     $40,721           -6   $43,307
                                             ==========================================================

                                                             Six Months Ended June 30,
                                             ---------------------------------------------------------
                                                1998      % Change      1997       % Change      1996
                                             ---------------------------------------------------------

   Clearing Factor                                70%            0         70%           -3       72%
                                             =========================================================

     Total revenues of $51,141,000 recorded in the 1998 Period increased by 16% compared to last year's $44,137,000. In particular, commissions increased by approximately 23% while at the same time market making and principal transactions, net increased by 4%. The shift in revenues between these categories can be primarily attributed to the following two reasons. In 1998, new regulations were introduced which have led to a narrowing of the spread between the bid and ask prices of securities traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Secondly, as a result of the general strength and market leadership of the "large cap" stocks throughout much of the 1998 Period, a greater percentage of the Company's securities business was concentrated in the non-NASDAQ market as compared to the prior year. Other income decreased as a result of the completion of a co-managed underwriting in the 1997 Period and none occurring in the 1998 Period.

     Commissions and clearing costs increased reflecting the Company's overall business growth. Commissions and clearing costs as a percentage of commissions and market making and principal transactions, net, stayed constant at approximately 70% in the 1998 Period and the 1997 Period, respectively.

     Employee compensation and benefits increased primarily the result of two factors: (i) annual salary adjustments and (ii) an increase in the number of personnel to accommodate the Company's continuing growth.


LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a highly liquid balance sheet with the majority of the Company's assets consisting of cash and cash equivalents, securities owned, which are marked to market, and receivable from customers, brokers, dealers and clearing brokers arising from customer related securities transactions.
Receivable from customers consist primarily of collateralized customer margin loans, which are typically secured with marketable corporate debt and equity securities. The nature of the Company's business as a market maker and securities dealer requires it to carry significant levels of securities inventories in order to meet its customer and internal trading needs. Additionally, the Company's role as a financial intermediary for customer activities, which it conducts on a principal basis, results in significant levels of customer related balances. Accordingly, the Company's total assets and financial leverage can fluctuate significantly depending largely upon general economic and market conditions, volume of activity, customer demand and underwriting commitments. The Company's ability to support increases in its total assets is a function of its ability to generate funds internally and obtain short-term borrowings from banks.

     At June 30, 1998, the Company had stockholders' equity of $43,613,000, representing an increase of $18,947,000 from December 31, 1997, and the Company had cash and cash equivalents of $14,564,000. At June 30, 1998, the Company had an aggregate of $2,000,000 of additional borrowing capacity available under its committed bank lines of credit described in the JWCFS Annual Report on Form 10-K/A for the year ended December 31, 1997. Additionally, the Company presently owns approximately 300,000 shares of common stock of Knight/Trimark Group, Inc.
(NASDAQ: NITE) which are subject to a lock up agreement until January 3, 1999 and are unregistered. These securities are recorded at June 30, 1998 at historical cost which is $18,000.

                      II - OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------

     There are no material legal proceedings pending or threatened in which the Company is party or of which the Company's property is the subject. The Company has been named in various arbitration and legal proceedings arising in the ordinary course of its securities brokerage business. Although arbitration and litigation involves contingencies that cannot be definitively predicted, including the unpredictability of actions that might be taken by an arbitration panel or jury on matters that are submitted to them, the Company expects that the ultimate disposition of arbitration and litigation arising from the ordinary course of business will not have a material adverse impact upon its financial position and results of operations.

Item 4.   Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

     On June 12, 1998, at the Special Meeting of Shareholders of
JWCFS, shareholders voted to approve and adopt the Amended and Restated Agreement and Plan of Combination among JWCFS, the Company, Genesis, and certain holders of equity interests of Genesis (the "Combination Plan"). Pursuant to the Combination Plan, the Company acquired (i) all of the outstanding shares of common stock of JWCFS, in exchange for shares of the common stock of the Company on a one-for-one basis and, (ii) a 100% of Genesis in exchange for 1,500,000 shares of Company common stock.

                                  Number of        Number of        Number of
                                   Votes In          Votes            Votes
                                     Favor           Against         Not Voted
                                   --------        ---------        ----------
         Plan of Combination       2,710,806         94,761          1,135,245


Item 5.   Other Information
---------------------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

     (a) Exhibits:

          Exhibit 2.1 - Shareholders Agreement, dated June 12, 1998, between Marshall T. Leeds and The Will K. Weinstein Revocable Trust.

          Exhibit 10.1 - Employment Agreement, dated June 12, 1998, between JWGenesis Financial Corp. and Marshall T. Leeds.

          Exhibit 10.2 - Employment Agreement, dated June 12, 1998, between JWGenesis Financial Corp. and Joel E. Marks.

          Exhibit 10.3 - Employment Agreement, dated June 12, 1998, between JWGenesis Financial Corp. and Philip C. Stapleton.

          Exhibit 10.4 - Employment Agreement, dated June 12, 1998, between JWGenesis Financial Corp. and Will K. Weinstein.

          Exhibit 27 - Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K:
          Forms 8-K and 8-K/A reporting date - June 12, 1998
          Items Reported - Item 1, Changes in Control of
          Registrant, Item 2, Acquisition or Disposition of Assets and Exhibits and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  JWGENESIS FINANCIAL CORP.




Date: August 18, 1998                   /s/ Marshall T. Leeds
                                  (President and Chief Executive Officer)
                                      (Duly Authorized Officer)


Date: August 18, 1998                   /s/ Joel E. Marks
                              (Joel E. Marks, Principal Financial and
                                       Accounting Officer)