Form 10-Q
period 1998-09-30
JWGENESIS FINANCIAL CORP /
filed 1998-11-17
CIK 1057412

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to________

                   Commission file number 001-14205


                       JWGENESIS FINANCIAL CORP.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


               Florida                           65-0811010
     -------------------------------   ------------------------------------
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
     incorporation or organization)

     980 North Federal Highway - Suite 310
             Boca Raton, Florida                    33432
     ---------------------------------------      ----------
     (Address of principal executive offices)     (Zip Code)

  Registrant's telephone number, including area code  (561) 338-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90
days.  Yes /x/   No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding at November 12, 1998
---------------------------------------    --------------------------------
Common stock, $.001 par value per share                 5,306,622

                                                       JWGENESIS FINANCIAL CORP.

                                                                 INDEX
                                                                                                    Page
                                                                                                    ----
Part I. Financial Information

Item 1.  Financial Statements.

         Consolidated Condensed Statements of Financial Condition
             at September 30, 1998 and December 31, 1997                                               3

         Consolidated Condensed Statements of Income for the Three Month and
             Nine Month Periods Ended September 30, 1998 and 1997                                      4

         Consolidated Condensed Statements of Cash Flows for the Nine Month Periods
             Ended September 30, 1998 and 1997                                                         5

         Notes to Consolidated Condensed Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                     8

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                             13



                                PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                                                JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                                         CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                        September 30,    December 31,
                                                                                           1998             1997(*)
                                                                                    ----------------------------------
                                                                                        (Unaudited)
ASSETS
------
Cash and cash equivalents                                                           $    12,709,000    $   11,512,000
Receivable from customers, net                                                          114,712,000       107,507,000
Receivable from brokers and dealers                                                       9,876,000         5,248,000
Securities owned, at market value                                                        13,724,000         9,010,000
Cost in excess of the value of net assets acquired                                       12,973,000                 -
Furniture, equipment and leasehold improvements, net of accumulated
    depreciation and amortization of $2,106,000 and $1,433,000                            3,314,000         1,742,000
Deferred tax asset                                                                        1,669,000         1,621,000
Other, net                                                                                5,593,000         4,092,000
                                                                                    ---------------------------------
                                                                                     $  174,570,000    $  140,732,000
                                                                                    =================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Short-term borrowings from banks                                                     $   38,101,000    $   29,423,000
Accounts payable, accrued expenses and other liabilities                                 12,917,000        12,043,000
Payable to customers                                                                     18,498,000        35,055,000
Payable to brokers and dealers                                                           55,683,000        32,975,000
Securities sold, not yet purchased, at market value                                         267,000           567,000
Lines of credit                                                                           3,000,000           890,000
Notes payable to affiliates                                                                       -         5,113,000
Income taxes payable                                                                      1,576,000                 -
                                                                                    ---------------------------------
                                                                                        130,042,000       116,066,000
                                                                                    ---------------------------------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value - authorized 5,000,000 shares; no shares issued
      or outstanding                                                                              -                 -
Common stock, $.001 par value   authorized 9,056,000 shares; issued
      and outstanding 5,306,622 and 3,690,743                                                 5,000             4,000
Additional paid-in capital                                                               20,327,000         4,018,000
Retained earnings                                                                        24,203,000        20,651,000
Treasury stock, at cost, 900 shares                                                         (7,000)            (7,000)
                                                                                    ---------------------------------
Total stockholders' equity                                                               44,528,000        24,666,000
                                                                                    ---------------------------------
                                                                                      $ 174,570,000     $ 140,732,000
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

                                                 JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                 (Unaudited)


                                                      Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                  ----------------------------       ------------------------------
                                                       1998            1997                1998             1997
                                                  ----------------------------       ------------------------------
REVENUES:
Commissions                                       $ 16,793,000    $ 14,450,000       $  43,974,000    $  36,516,000
Market making and principal transactions, net        5,769,000       4,763,000          16,255,000       14,808,000
Interest                                             3,834,000       2,774,000          10,814,000        7,889,000
Clearing fees                                        2,164,000       3,312,000           6,625,000        7,693,000
Other                                                1,299,000         750,000           3,332,000        3,280,000
                                                  ----------------------------       ------------------------------
                                                    29,859,000      26,049,000          81,000,000       70,186,000
                                                  ----------------------------       ------------------------------
EXPENSES:
Commissions and clearing costs                      14,620,000      13,846,000          41,077,000       36,331,000
Employee compensation and benefits                   5,962,000       4,297,000          14,847,000       12,566,000
Selling, general and administrative                  6,751,000       3,352,000          14,881,000       11,257,000
Interest                                             1,564,000       1,033,000           4,277,000        3,095,000
                                                  ----------------------------       ------------------------------
                                                    28,897,000      22,528,000          75,082,000       63,249,000
                                                  ----------------------------       ------------------------------
Income before income taxes                             962,000       3,521,000           5,918,000        6,937,000
Provision for income taxes                             456,000       1,326,000           2,366,000        2,522,000
                                                  ----------------------------       ------------------------------
Net income                                        $    506,000    $  2,195,000       $   3,552,000    $   4,415,000
                                                  ============================       ==============================
Earnings per common share:
Basic                                                   $  .10          $  .66              $  .81          $  1.34
                                                  ============================       ==============================
Diluted                                                 $  .09          $  .58              $  .72          $  1.15
                                                  ============================       ==============================
Weighted average common shares outstanding:

Basic                                                5,324,990       3,342,437           4,395,018        3,307,148
                                                  ============================       ==============================
Diluted                                              5,739,114       3,812,997           4,938,635        3,848,348
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

                                                   JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                  (Unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                  ----------------------------------
                                                                                         1998                1997
                                                                                  ----------------------------------
OPERATING ACTIVITIES
Net income                                                                        $     3,552,000    $     4,415,000
Adjustments to reconcile net income to net cash
       used by operating activities:
    Depreciation and amortization                                                         422,000            249,000
Change in assets and liabilities, net of effect of acquisition:
    Receivable from customers                                                          (7,205,000)        (6,463,000)
    Receivable from brokers and dealers                                                (1,475,000)        (4,947,000)
    Securities owned                                                                   (4,685,000)        (3,513,000)
    Deferred tax asset                                                                    (48,000)            16,000
    Other assets                                                                       (1,534,000)        (1,892,000)
    Accounts payable, accrued expenses and other liabilities                           (1,721,000)         1,842,000
    Payable to customers                                                              (16,557,000)       (25,151,000)
    Payable to brokers and dealers                                                     22,316,000         13,407,000
    Securities sold, not yet purchased                                                   (300,000)           593,000
    Income taxes payable                                                                1,576,000            569,000
    Minority interest                                                                           -            430,000
                                                                                  ----------------------------------
Net cash used in operating activities                                                  (5,659,000)       (20,445,000)
                                                                                  ----------------------------------
INVESTING ACTIVITIES
                                                                                  ----------------------------------
Purchases of furniture, equipment and leasehold improvements                             (866,000)          (731,000)
                                                                                  ----------------------------------
FINANCING ACTIVITIES
Change in short-term borrowings from banks                                              8,678,000         22,515,000
Change in notes payable to affiliate                                                   (5,113,000)        (3,262,000)
Change in lines of credit                                                               2,110,000                  -
Issuance of common stock                                                                2,047,000          3,129,000
                                                                                  ----------------------------------
Net cash provided by financing activities                                               7,722,000         22,382,000
                                                                                  ----------------------------------

Net increase (decrease) in cash and cash equivalents                                    1,197,000          1,206,000
Cash and cash equivalents at beginning of period                                       11,512,000         11,836,000
                                                                                  ----------------------------------
Cash and cash equivalents at end of period                                        $    12,709,000    $    13,042,000
                                                                                  ==================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes                                      $       954,000    $     1,055,000
                                                                                  ==================================

Cash paid during the period for interest                                          $     4,363,000    $     3,095,000
                                                                                  ==================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

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

              JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)

1. BASIS OF PRESENTATION
As discussed elsewhere in this Report, on June 12, 1998, JW Charles Financial Services, Inc. ("JWCFS") consummated a series of transactions (the "Combination") in which it acquired Genesis Merchant Group Securities LLC ("Genesis"), and combined the two firms into a new company that was renamed "JWGenesis Financial Corp." (the "Company") pursuant to an exchange offer of one share of JWGenesis common stock for each outstanding share of JWCFS common stock. As a result of the Combination, JWGenesis has now succeeded to the business and operations of JWCFS, including as the acquirer of Genesis, and Genesis and JWCFS are wholly-owned subsidiaries of the Company. Additionally , in connection with the Combination, JW Charles Securities, Inc., JW Charles Clearing Corp. and Genesis Merchant Group Securities, LLC changed their names to JWGenesis Securities, Inc., JWGenesis Clearing Corp. and JWGenesis Capital Markets, LLC, respectively. The information in the Financial Section of this Report relating to periods prior to June 12, 1998 is derived solely from information and financial statements of JW Charles Financial Services, Inc. and, except as otherwise expressly indicated, relates to matters prior to the Combination.

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

Because of seasonal and other factors, the results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation
----------------------
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries which are: Corporate Securities Group, Inc. ("CSG"), JWGenesis Securities, Inc. ("JWG Securities"), JWGenesis Clearing Corp. ("JWG Clearing"), CMG Capital Corp. ("CMGCC"), First Investors Life Agency, Inc. ("FILA"), DMG Securities, Inc. ("DMG") and Discount Securities Group, Inc. ("DSG"). In addition, the accompanying consolidated financial statements include the accounts of JWGenesis Capital Markets, LLC ("JWG Capital") (effective June 12, 1998) (See Note 5, "Acquisitions") and The Americas Growth Fund, Inc. ("AGRO") (effective September 22, 1997) (See Note 5, "Acquisitions"). All significant intercompany transactions have been eliminated in consolidation.

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

4. NET CAPITAL
The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange, Inc. ("NYSE") may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business if its net capital is less than five percent of aggregate debit items. At September 30, 1998, the net capital positions of the Company's broker-dealer subsidiaries were as follows:

JWG Clearing (alternative method elected):
         Net capital as a percent of aggregate debit items               9.77
         Net capital                                              $12,211,000
         Required net capital                                      $2,501,000


CSG:
         Ratio of aggregate indebtedness to net capital                  3.01
         Net capital                                               $2,068,000
         Required net capital                                        $250,000

JWG Securities:
         Ratio of aggregate indebtedness to net capital                  2.09
         Net capital                                               $1,628,000
         Required net capital                                        $250,000


JWG Capital:
         Ratio of aggregate indebtedness to net capital                  2.17
         Net capital                                               $1,293,000
         Required net capital                                        $187,000

DMG:
         Ratio of aggregate indebtedness to net capital                   .16
         Net capital                                                 $427,000
         Required net capital                                        $100,000

5. ACQUISITIONS
On June 12, 1998, the Company completed the acquisition of JWG Capital, formerly known as Genesis Merchant Group Securities, LLC, a San Francisco-based investment banking firm. The acquisition (which was accounted for under the purchase method) was accomplished by the Company though the issuance of 1,500,000 shares of its authorized but unissued common stock in exchange for a 100% ownership in JWG Capital. The purchase price of $16,600,000 exceeded the fair value of net assets acquired by approximately $12,911,000, which is being amortized on a straight-line basis over 20 years. The results of operations of JWG Capital are included in the accompanying financial statements from the date of acquisition.

The following unaudited pro forma financial information presents the Company's results of operations as though JWG Capital had been acquired as of the beginning of each of the nine month periods ended September 30, 1998 and 1997:

                                                   Nine Months Ended
                                                September 30, (Unaudited)
                                                    1998           1997

      Revenues                                 $ 93,364,000   $ 94,826,000
      Net income                               $  3,832,000   $  5,929,000

      Earnings per common share:
      Basic                                          $  .67        $  1.23
      Diluted                                        $  .61        $  1.11


The pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisition of JWG Capital had been completed as of the beginning of each of the fiscal period presented, nor are they necessarily indicative of future consolidated results.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 (THE "1998 PERIOD") VS. 1997 (THE "1997 PERIOD")

                                                                Three Months Ended September 30,
                                                     ----------------------------------------------------------
                                                       1998                    1997                     1996
                                                      (000's)     % Change     (000's)     % Change     (000's)
                                                     ----------------------------------------------------------
          Revenues:
          Commissions                                $16,793           16     $14,450           57      $9,186
          Market making and principal
              transactions, net                        5,769           21       4,763            8       4,429
          Interest                                     3,834           38       2,774            8       2,562
          Clearing fees                                2,164          (35)      3,312            2       3,233
          Other                                        1,299           73         750          (53)      1,598
                                                     ---------------------------------------------------------
                                                     $29,859           15     $26,049           24     $21,008
                                                     =========================================================

                                                                 Three Months Ended September 30,
                                                     ----------------------------------------------------------
                                                       1998                    1997                     1996
                                                     (000's)     % Change     (000's)     % Change     (000's)
                                                     ----------------------------------------------------------
          Expenses:
          Commissions and clearing costs             $14,620            6     $13,846           43      $9,677
          Employee compensation and benefits           5,962           39       4,297           (4)      4,499
          Selling, general and administrative          6,751          101       3,352            4       3,209
          Interest                                     1,564           51       1,033            5         987
                                                     ---------------------------------------------------------
                                                     $28,897           28     $22,528           23     $18,372
                                                     =========================================================

         Total revenues of $29,859,000 recorded in the 1998 Period increased by 15% compared to last year's $26,049,000. JWG Capital added $5,323,000 to the revenues which otherwise would have been $24,536,000 or a 6% decrease. In particular, commissions increased by 16% to $16,793,000 from $14,450,000, of which 1998 Period total JWG
Capital contributed $5,090,000. Without JWG Capital, commission revenues would have been $11,703,000 resulting in a 19% decrease.
This decrease in commissions without JWG Capital can be attributed to the industry wide slowdown in market activity in the third quarter of 1998 as a result of weakness in the general securities market. Market making and principal transactions, net increased 21%. The increase in market making and principal transactions, net is primarily due to the inclusion of an unrealized gain of $2 million related to the Company's investment in Knight/Trimark Group, Inc. (NASDAQ: NITE). Exclusive of this unrealized gain, market making and principal transactions, net would have decreased by $1,034,000 or 22%, which is due to the industry wide slowdown discussed above. Clearing fees decreased by $1,148,000 or 35% as a result of the industry wide slowdown in the third quarter of 1998. Interest income and interest expense increased by 38% and 51%, or $1,060,000 and $531,000, respectively, primarily as a result of increased customer margin balances and the related cost of funding customer margin balances. Without JWG Capital, the increase in interest income would have been 31% or $869,000; Interest expense would have been essentially unchanged.

     Commissions and clearing costs, which represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades), increased by $774,000 due to JWG Capital. Without including JWG Capital, commissions and clearing costs would have decreased by 19%, relates directly to the decrease in commission revenue that would have resulted without JWG Capital as discussed above. Employee compensation and benefits increased by 39% or $1,785,000 as a result of the inclusion of JWG Capital, which accounted for $1,905,000 of the total. Excluding JWG Capital, employee compensation and benefits decreased by 3% or $120,000 due to the industry wide slowdown discussed above, which caused employees who receive incentive compensation related to sales activity and profitability to receive lesser amounts in the 1998 Period. Selling, general and administrative costs increased by $3,399,000 or 101% primarily as a result of the inclusion of JWG Capital, which contributed $2,125,000 of the total amount.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998 (THE "1998 PERIOD") VS. 1997 (THE "1997 PERIOD")

The Company's results for the nine months in the 1998 Period also reflect the effects of the industry wide slowdown in market activity in the third quarter of 1998 as a result of weakness in the general securities market, which is described above in discussing the three-month comparisons. The effects are less pronounced in nine-month period because they were not present for the first six months of 1998.


                                                                 Nine Months Ended September 30,
                                                     ----------------------------------------------------------
                                                      1998                    1997                     1996
                                                    (000's)     % Change     (000's)     % Change     (000's)
                                                     ----------------------------------------------------------
          Revenues:
          Commissions                                $43,974           20     $36,516           12     $32,580
          Market making and principal
              transactions, net                       16,255           10      14,808          (12)     16,913
          Interest                                    10,814           37       7,889           12       7,044
          Clearing fees                                6,625          (14)      7,693           (6)      8,218
          Other                                        3,332            2       3,280            4       3,139
                                                     ---------------------------------------------------------
                                                     $81,000           15     $70,186            3     $67,894
                                                     =========================================================

                                                                 Nine Months Ended September 30,
                                                     ----------------------------------------------------------
                                                       1998                    1997                     1996
                                                      (000's)     % Change     (000's)     % Change     (000's)
                                                     ----------------------------------------------------------
          Expenses:
          Commissions and clearing costs             $41,077           13     $36,331            2     $35,651
          Employee compensation and benefits          14,847           18      12,566            7      11,769
          Selling, general and administrative         14,881           32      11,257           -1      11,339
          Interest                                     4,277           38       3,095            6       2,920
                                                     ---------------------------------------------------------
                                                     $75,082           19     $63,249            3     $61,679
                                                     =========================================================

         Total revenues of $81,000,000 recorded in the 1998 Period increased by 15% compared to last year's $70,186,000; JWG Capital contributed $6,366,000 or 9% to the total. In particular, commissions increased by approximately 20%. However, without JWG Capital, commissions would have increased by 4% or $1,629,000. Market making and principal transactions, net increased by 10% or $1,447,000. The increase in market making and principal transactions, net is primarily due to the inclusion of an unrealized gain of $2 million related to an investment in Knight/Trimark Group, Inc. (NASDAQ: NITE). Exclusive of this unrealized gain, market making and principal transactions, net would have decreased by $593,000 or 4%.

     Commissions and clearing costs increased, reflecting the Company's overall business growth. A large portion of these costs can be attributed to JWG Capital which represents $3,702,000 or 10% of the increase. Employee compensation and benefits increased by $2,281,000 or 18% or which $2,206,000 is directly related to JWG Capital. Excluding JWG Capital, employee compensation and benefits increased by less than 1%. Selling, general and administrative costs increased by $3,624,000 or 32%, of which $2,484,000 is attributable to JWG Capital. Excluding JWG Capital, selling, general and administrative costs increased by $1,140,000 or 10% primarily as a result of the Company's expansion efforts and other costs related to an overall upgrade of the Company's technology and communications networks.

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

     At September 30, 1998, the Company had stockholders' equity of $44,528,000, representing an increase of $19,862,000 from December 31, 1997, and the Company had cash and cash equivalents of $12,709,000. The increase in stockholders' equity is primarily related to the acquisition of JWG Capital and net income of $3,552,000 recorded for the nine month period ended September 30, 1998. At September 30, 1998, the Company had an aggregate of $2,000,000 of additional borrowing capacity available under its committed bank lines of credit described in the JW Charles Financial Services, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1997. The Company presently owns approximately 300,000 shares of common stock of Knight/Trimark Group, Inc. which are subject to a lock up agreement until January 3, 1999 and are unregistered. These securities, which have a historical cost of $18,000, are included in securities owned, at market value in the accompanying Consolidated Condensed Statements of Financial Condition at their estimated fair market value of $2,058,000.


IMPACT OF YEAR 2000 ISSUE

     Generally, the year 2000 risk involves computer programs and computer hardware that are not able to perform without interruption into the year 2000. The arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to correctly recognize the date change from December 31, 1999 to January 1, 2000. If the Company's systems did not correctly recognize such a date change, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect the Company's ability to conduct retail securities brokerage and brokerage processing operations, or could cause the temporary inability to send trade confirmations, customer statements or engage in similar normal business activities. If it is not adequately addressed by the Company or its suppliers and correspondents, the year 2000 issue could result in a material adverse impact on the Company's financial condition and results of operations.

     JWGenesis' State of Readiness


     The Company has been assessing its Year 2000 readiness since 1977. It has formed a committee charged with the task of identifying and remediating date recognition problems in both information technology ("IT") and non-IT systems that include microcontrollers and other embedded computer technology. Guided by requirements of and examination by securities regulators, the committee has developed a comprehensive plan to assess the Company's year 2000 readiness with respect to both IT and non-IT systems. Its inventory of both types of systems is complete, and the Company has either repaired or replaced, or is in the process of repairing or replacing, all noncompliant systems. The Company believes that most mission-critical systems have been remediated or are nearing completion of remediation. The Company expects that all noncompliant systems will be repaired, replaced or otherwise remediated by June 30, 1999, although there can be no assurance that the Company's year 2000 remediation program will be complete by then.

     Testing has occurred in 1998, and further testing will occur during 1999 of systems that have been or will be remediated. The Company believes that it has identified all major internal business and operational functions that will be impacted by the year 2000 date change.


     Costs to Address Year 2000 Issues

     The Company does not anticipate that the year 2000 related costs will be material to its financial condition or results of operations. The Company estimates that its total costs for the evaluation, remediation and testing of its IT and non-IT systems in connection with the year 2000 issue will range from $1 million to $1.25 million, $500,000 of which has been incurred to date. All of the expected expenditures are present in the Company's 1998 and 1999 internal capital expenditures budgets.


     Risks of Third-Party Year 2000 Issues

     The impact of year 2000 noncompliance by outside parties with whom the Company transacts business cannot be accurately gauged. The Company has surveyed its major business partners to ascertain their year 2000 readiness. Although all are not year-2000 compliant at this date, the Company has received certain assurances that such third parties will be ready for the year 2000 date change by the end of 1999. Moreover, securities regulators have prescribed year 2000-related programs for many of the Company's major business partners, and monitored those companies' progress in remediating their noncompliant systems.

     If the systems of major business correspondents were not compliant and suffered serious year 2000-related failures, the Company's brokerage processing operations would be materially impeded. Electronic ordering and clearing of securities transactions might fail or be interrupted.

     JWGenesis' Contingency Plans

     If the Company's transaction processing systems suffer year 2000-related failures, retail brokerage and communication of orders might be processed telephonically or by other means. If major business partners with whom the Company maintains clearing arrangements suffer systems failures, the Company could clear securities transactions through other businesses with compliant systems. If vendors or suppliers suffer failures, the Company will seek alternative vendors and suppliers with compliant systems. Contingency plans in the event of widespread failures in the securities industry are difficult to formulate, but in such event the Company would seek to conduct its operations via methods not dependent on noncompliant systems, and cooperate with any industry-wide contingency plans.


RECENT DEVELOPMENTS

     The Company incurred a pre-tax loss at JWG Capital of approximately $2.0 million for the three-month period ended September 30, 1998, of which approximately $1.0 million was the result of trading losses, and reductions in JWG Capital's institutional sales volume and costs associated with its institutional sales effort. In August, 1998, the Company began a detailed analysis of JWG Capital's operations, which resulted in the Company making several significant changes in those operations. These changes included: (i) a reduction in JWG Capital's institutional sales effort, (ii) a reduction in securities inventory positions and other activities that require the firm to put its capital at risk, (iii) a reduction in the number of industries covered by the JWG Capital research department, (iv) consolidation of certain redundant activities conducted at JWG Capital that are performed at other subsidiaries, and (v) staff and expense reductions and compensation adjustments reflecting the impact of these changes.

     The Company has focused JWG Capital's resources on brokerage processing services and corporate finance, the two areas of its business that management believes are most beneficial to the Company's operation as a whole. As a result of these changes, JWG Capital has returned to profitability for the month of October, 1998, and management believes that its strategy for the ongoing conduct of operations by JWG Capital will permit it to sustain long term profitable operations at that business unit, consistent with the Company's strategies for profitability of its business generally.

                      II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
             Exhibit 27 -  Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K:
                 None.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      JWGENESIS FINANCIAL CORP.




Date: November 13, 1998                            /s/ Marshall T. Leeds
                                        ---------------------------------------
                                        (President and Chief Executive Officer)
                                               (Duly Authorized Officer)


Date: November 13, 1998                           /s/ Joel E. Marks
                                        ---------------------------------------
                                        (Joel E. Marks, Principal Financial and
                                                  Accounting Officer)