Form 10-K405
period 1998-12-31
JWGENESIS FINANCIAL CORP /
filed 1999-04-02
CIK 1057412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1998

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______  to _______

                   Commission file number 001-14205

                       JWGENESIS FINANCIAL CORP.
        (Exact name of registrant as specified in its charter)

             Florida                          58-1545984
 -------------------------------   -----------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification No.
 incorporation or organization)


     980 North Federal Highway - Suite 210
          Boca Raton, Florida                       33432
     ---------------------------------------      ----------
     (Address of principal executive offices)     (Zip Code)

  Registrant's telephone number, including area code  (561) 338-2600

      Securities registered pursuant to Section 12(b) of the Act:
               Common Stock - Par Value $.001 per share
                           (Title of class)

   Securities registered pursuant to Section 12(g) of the Act: None

  Name of Exchange on Which Registered:  The American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     On March 22, 1999, the Registrant had 5,652,833 outstanding shares of Common Stock, $.001 par value, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates, was approximately $51,500,000.

                  DOCUMENTS INCORPORATED BY REFERENCE

                                 None.

                                PART I

ITEM 1. BUSINESS

Background and General

     JWGenesis Financial Corp. (the "Company" or "JWGenesis") is a diversified financial services holding company whose principal
operating subsidiaries   Corporate Securities Group, Inc. ("CSG"),
JWGenesis Clearing Corp. ("JWG Clearing"), JWGenesis Securities, Inc. ("JWG Securities"), JWGenesis Capital Markets, Inc. ("JWG Capital") and GSG Securities, Inc. ("GSG") (formerly Discount Securities Groups, Inc.) on a combined basis operate a full-service securities brokerage and investment banking business that offers "one-stop-shopping" to the Company's customers and clients. The Company provides a wide range of securities brokerage and investment services to a diversified client base, delivers a broad range of clearing services to affiliated and independent broker-dealers, including affiliates of commercial banks, and provides investment banking services to corporate and institutional clients and high net worth individuals.

     JWGenesis was incorporated as a Florida corporation in January 1998; however, as a result of the Share Exchange on June 12, 1998 described elsewhere herein, JWGenesis succeeded to the business and operations of JW Charles Financial Services, Inc. ("JWCFS"), which was incorporated as a Florida corporation in December 1983. Also on June 12, 1998, as a result of the Combination described elsewhere herein (of which the Share Exchange was a part), JWGenesis acquired 100% of Genesis Merchant Group Securities, LLC ("Genesis") and succeeded to its business, which had commenced in 1989. On March 3, 1999, the Company divested itself of Genesis in a transaction that resulted in the Company's continued ownership and operation, through JWG Capital, of Genesis's New York City-based operations, which consist of corporate finance, capital markets, and certain institutional research and sales capabilities. As a result of a merger in 1990, JWCFS acquired operations, which are now conducted as parts of JWG Securities and JWG Clearing, that date back to 1973. In July 1998, JWCFS changed its name to JWGenesis Financial Services, Inc. ("JWGFS").

     JWG Securities is a New York Stock Exchange ("NYSE") member firm with branch offices in South Florida, California, Georgia, and New York. JWG Securities' branches are owned as well as managed by the Company, and its brokers are "full-service" oriented and receive compensation packages that are competitive with most regional and national wire-house brokerage firms. JWG Capital is a New York firm that specializes in investment banking services and institutional research and sales. CSG, a National Association of Securities Dealers, Inc. ("NASD") member firm, is a general securities broker dealer that offers a full array of investment products and services to a variety of clients through a national network of independently owned offices. CSG offices can vary in size from one investment professional to many. JWG Clearing is a NYSE member firm that provides clearing services, including on a fully disclosed basis for a variety of correspondents (such as broker dealers, banks, and other financial institutions) who are engaged in the securities brokerage business but who lack the back office or other support capabilities to process and clear securities transactions for their clients. JWG Securities and CSG clear trades through JWG Clearing as well as through an outside clearing arrangement with Bear Stearns Securities Corp. GSG, a NASD member firm, is a general securities broker dealer that offers a full array of investment products and services primarily through its branch offices located in Colorado, California, Florida, Illinois and New York. GSG brokers, many of whom enter the business through GSG's in-house training program, are "full-service" oriented and receive compensation packages that are competitive with most similarly situated firms. A sixth subsidiary of the Company, DMG Securities, Inc. ("DMG"), is also engaged in the securities brokerage business. All of JWGenesis' operating subsidiaries are owned through its wholly-owned subsidiary, JWGFS.

     The Company's activities generate revenue for the Company primarily in the form of commission and fee income, market making and principal transactions revenues, securities transaction processing fees ("clearing fees") and interest income. The Company also derives revenues from corporate finance transactions, insurance brokerage services, and consulting services. The following table indicates the percentage of total revenues represented by each of these activities during the past three years:

                                               Percentage of Total Revenues<F>
                                              --------------------------------
                                                    Year Ended December 31,
                                              --------------------------------
                                              1998          1997          1996
                                              ----          ----          ----
 Commissions ...............................   53%           51%          47%
 Market making and principal transactions,
   net .....................................   21%           21%          27%
 Interest ..................................   12%           12%          10%
 Clearing fees  ............................   11%           13%          13%
 Other (including corporate finance and
   consulting) .............................    3%            3%           3%

[FN]
<F1> Excludes the results of Genesis for the periods prior to June 12,
     1998.

     The following table indicates the amounts and percentages of total revenues generated by each of the Company's principal investment banking and securities brokerage subsidiaries in each of the past three years:

                                                          Revenues <F1>
                                               (Amounts in Millions of Dollars)
                                   -----------------------------------------------------
                                                    Year Ended December 31,
                                          1998                1997               1996
                                   -----------------------------------------------------
                                   Amount      %       Amount      %       Amount     %
                                   ------      --      ------      -       ------     --
 Corporate Securities Group        $39.1       34      $34.2       35      $30.2      34%
 JWG Capital Markets                13.2       12       -          -        -          -
 JWGenesis Securities               31.0       27       34.8       35       31.4      35
 JWGenesis Clearing                 28.1       25       26.4       27       24.3      27
 DMG Securities                     2.0        2        2.9        34       3.6       44

<F1>  Excludes the results of Genesis for the periods prior to June 12, 1998.

/TABLE

     The Share Exchange and Combination

     Pursuant to a statutory share exchange with JWCFS on June 12, 1998, JWGenesis acquired all of the outstanding shares of JWCFS common stock in exchange for shares of JWGenesis common stock on a one-for-one basis, and thus replaced JWCFS as the publicly held holding company (the "Share Exchange"). The Share Exchange was part of a larger transaction (the "Combination"), consummated on the same date among JWCFS, JWGenesis, Genesis, and the owners of all of the equity interests in Genesis, in which the owners of Genesis exchanged their equity interests for 1,500,000 shares of JWGenesis common stock. As a result of the Combination, JWGenesis succeeded to the respective business and operations of JWCFS and Genesis and replaced JWCFS as the publicly held holding company.

     Following the Combination, during the fall of 1998, the Company made several significant changes in the operations and structure of Genesis in the wake of those operations generating a pre-tax loss of approximately $2.0 million for the third quarter. Among other things, the Company focused Genesis's operations and resources in two principal areas: brokerage processing services ("BPS") to be conducted through Genesis's San Francisco office, and investment banking, corporate finance and other capital markets ("corporate finance") to be conducted through Genesis's New York City office. In January 1999, the Company began to negotiate a transaction which was closed on March 3, 1999, to divest Genesis (but retain the New York City-based corporate finance operations) to a group of its former owners in exchange for their return of 284,375 shares of the JWGenesis common stock issued to them in the Combination (the "Divestiture"). The group of former Genesis owners were led by Phillip C. Stapleton, who became a director and Chief Operating Officer of the Company at the time of the Combination, and Will K. Weinstein, who became a director and Vice Chairman of the Company at that time; Messrs. Stapleton and Weinstein resigned all positions with the Company in connection with the Divestiture. See "Recent Developments - The Genesis Divestiture" for additional information about this transaction.

     3-for-2 Stock Split

     Unless otherwise indicated, all information with respect to numbers of shares of common stock, prices of common stock, and earnings per common share appearing in this Form 10-K have been adjusted to reflect JWCFS' three-for-two stock split effected in the form of a 50% stock dividend on February 7, 1997.

Retail Brokerage

     The Company conducts its retail brokerage business primarily through CSG, JWG Securities and DMG. The following table sets forth certain statistical information concerning registered representatives and branch offices of each of these subsidiaries:

                                                     At December 31,
                       --------------------------------------------------------------------------------------
                                    1998                         1997                           1996
                       -------------------------    --------------------------      -------------------------
                          Registered                  Registered                     Registered
                       Representatives  Offices     Representatives    Offices      Representative    Offices
                       ---------------  -------     ---------------    -------      --------------    -------
 JWG Securities               209         15              213            13               210           10
 CSG                          273        107              279            91               242           86
 GSG <F1>                     206          6                -             -                 -            -
 DMG                            5          1               20             1                18            1
                              ---        ---              ---           ---               ---           --
     Total <F1>               693        139              512           105               470           97
__________

<F1> As of January 1, 1999.  Reflects the acquisition by GSG of six retail securities branch offices (and three satellite offices) on such date. See "Recent Developments - The GSG Acquisition".

                                ______________

                                                           3

     JWGenesis Securities, Inc.

     JWG Securities is a NYSE member organization and a member of the NASD. JWG Securities' activities primarily consist of retail securities brokerage, management and participation in underwritings of equity and fixed income securities, distribution of mutual funds and unit trusts, and research and investment advisory services. JWG Securities has clearing agreements with JWG Clearing and Bear Stearns Securities Corp. ("Bear Stearns"), both NYSE member organizations, under which agreements they provide JWG Securities with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These agreements allow JWG Securities to offer a range of products and services that is generally offered only by firms that are larger and have more capital than JWG Securities.

     JWG Securities' registered representatives, have, prior to their employment with JWG Securities, prior industry experience and licenses and each is an in-house employee at JWG Securities. Through its retail branch network, JWG Securities markets a wide variety of investment products, including common and preferred equities, tax-free and taxable bonds, unit trusts, mutual funds, insurance and annuity products, and options.

     Corporate Securities Group, Inc.

     CSG, a general securities broker-dealer, provides products and services similar to those offered by JWG Securities for the accounts of its customers and for its own account. CSG is a member of the NASD and has clearing agreements with Bear Stearns, JWG Clearing and Fiserv Correspondent Services, Inc. ("FISERV") , under which agreements they provide CSG with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These agreements allow CSG to offer a range of products and services that is generally offered only by firms that are larger and have more capital than CSG.

     All of CSG's branch offices operate as independently owned affiliates. In affiliated branch office situations, the office is owned and operated by an independent person who obtains appropriate NASD licenses to supervise or manage the branch office by virtue of affiliating with CSG and being subject to its supervisory jurisdiction. Each such office is responsible for its own overhead and other operational expenses, although all of its revenues from securities brokerage transactions accrue to CSG. CSG, on the other hand, pays commissions to the branch offices on the revenues generated by them (at higher rates than those that would be paid to registered representatives working at a branch office owned by CSG) and provides other support for the operations, including required home office supervisory functions and access to CSG's securities transaction clearing agreements with Bear Stearns, JWG Clearing and FISERV. All registered representatives who are associated with CSG are licensed with the NASD and all such persons have prior industry experience prior to opening their own office or working at one of CSG's independently owned affiliated offices.

     The affiliated branch office system permits the Company to expand its base of revenue and its network for the retail distribution of securities underwritten by the Company (and for trading in connection with the Company's market making activities), without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring in-house registered representatives who are employees.

     GSG Securities, Inc.

     GSG, a general securities broker-dealer, provides products and services similar to those offered by JWG Securities for the accounts of its customers and for its own account. GSG is a member of the NASD and has clearing agreements with FISERV and JWG Clearing, under which agreements they provide GSG with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These agreements allow GSG to offer a range of products and services that is generally offered only by firms that are larger and have more capital than GSG.

     All of GSG's registered representatives are in-house employees. Through its retail branch network, GSG markets a wide variety of investment products, including common and preferred equities, tax-free and taxable bonds, unit trusts, mutual funds, insurance and annuity products, and options. Unlike JWG Securities and CSG, GSG operates an in-house recruitment and training program whereby it offers a comprehensive training and development program for qualified individuals who lack sufficient industry experience or are otherwise unlicensed and new to the industry.

     GSG's principal business activities commenced in January, 1999.
See "Recent Developments   The GSG Acquisition".

     DMG Securities, Inc.

     DMG, also a NASD member firm, conducts its brokerage operations from a single location in Virginia. DMG's office is owned and operated by an independent person who obtains appropriate NASD licenses to supervise or manage the branch office by virtue of affiliating with DMG and being subject to its supervisory jurisdiction. The office is responsible for its own overhead and other operational expenses, and operates in a manner similar to that described for affiliated branch offices of CSG. DMG also has a clearing agreement with JWG Clearing that provides DMG with back office support, execution services on all principal national securities exchanges, and access to many of its in-house financial services and products. This agreement allows DMG to offer a range of products and services that is generally offered only by firms that are larger and have more capital than DMG.


Capital Markets

     The acquisition of Genesis on June 12, 1998 substantially enhanced the Company's capital markets capabilities - from general corporate finance and investment banking - transactions to research and related services - over the level that had previously existed at JWCFS. At the time of the Combination, Genesis functioned principally as an investment banking boutique, offering corporate finance, institutional sales and trading, and institutionally focused research and investment advisory services. Its corporate finance services included equity underwriting and merger and acquisition advisory services, and its customer base was comprised principally of institutional, corporate, and high-net worth individual clients.
These operations were retained by the Company, and transferred to JWG Capital, when Genesis was subsequently divested in March 1999. See " Recent Developments - The Genesis Divestiture". While certain capital markets functions are performed by personnel of JWG Securities and JWG Clearing (and to a more limited extent, CSG), the Company uses JWG Capital as its principal arm for capital market services.

     Corporate Finance

     The Company's Corporate Finance Department is involved in a variety of activities, including public and private debt and equity financing for corporate clients, merger and acquisition advisory services, fairness opinions, business analyses and evaluations, and general financial consulting services. Such activities include securing the Company's participation in the distribution of securities both initial public offerings ("IPOs") and secondary offerings. The Company has traditionally concentrated its underwriting efforts in the IPO marketplace, seeking out emerging enterprises in industries that it believes offer reasonable opportunities for future growth. Following an offering, the Company (through a subsidiary) maintains after-market support by providing research analysis, after-market trading, and sponsorship in the investment community.

     The Corporate Finance Department has experience in each stage of a merger, acquisition, divestiture, buyout, and recapitalization transaction, including the identification of potential acquisitions and/or acquirors, the optimal "packaging" of a client for a transaction, the preparation of client meetings, the structuring of merger and sale transactions, and the negotiation of sale and purchase terms. The Corporate Finance Department also renders valuation and fairness opinions for both private and public companies. Its work generally includes a comprehensive operational and financial review of a client and the development of financial analyses that incorporate both quantitative and qualitative factors.

     Compensation for the Company's corporate finance services and capital markets includes cash fees in the form of underwriting commissions, retainers, and success fees and, in certain situations, stock purchase warrants, direct equity positions, or consulting fees.


     Research

     The Company maintains a Research Department (i) to provide coverage on a select but broad range of companies, daily market commentary, and trading ideas, (ii) to complement the Corporate Finance Department by offering their services as an added benefit to attracting and retaining corporate finance clients, and (iii) to increase the availability and use of in-house research by the Company's retail oriented registered representatives by fostering increased coordination among the Research, Syndicate, and Corporate Finance Departments. The Research Department provides comprehensive coverage of a select group of industries and companies that in many instances are not otherwise widely followed by the investment community. The Research Department publishes numerous materials for its clients, including quarterly earnings reports, company updates, company reports, which initiate research coverage, industry overviews, and emphasis lists, which encompass all covered industries. The Research Department follows in the following principal areas: business services and outsourcing, regional banking, retailing, communications, technology, electronic commerce, health care, leisure and entertainment, and special situations.

     Syndicate

     The Syndicate Department coordinates the Company's participation in underwriting syndicates or selling groups of other underwriters and assists the Company in obtaining participation from other firms in underwritings managed by the Company. Over the past years, the Company has participated in a diverse range of offerings, primarily as an underwriter, or selling group member. These offerings included both initial and secondary offerings of common and preferred equity and fixed income and closed-end funds offerings.

     Fixed Income

     Through its Fixed Income Department, the Company distributes both taxable and tax-exempt fixed income products (such as corporate, government and mortgage-backed securities as well as municipal bonds and unit investment trusts). The Company positions taxable fixed income securities and municipal bonds in both the primary and secondary markets as a principal and participates as an underwriter, dealer and selling group member for corporate, municipal taxable and non-taxable unit trusts offerings.

Market Making and Principal Transactions

     Prior to the Divestiture on March 3, 1999, the Company conducted these activities using both JWG Clearing and Genesis. Activities related to research recommendations, institutional order flow and Genesis's brokerage processing services unit were conducted through Genesis, while activities related to the Company's retail brokerage and fully disclosed clearing business were conducted through JWG Clearing. All of the Company's market making and principal transaction activities are currently conducted exclusively through JWG Clearing. JWG Clearing currently acts as a market maker for approximately 70 securities that are traded in the over-the-counter securities market, including those followed by the Research Department.

     In its capacity as a market maker, the Company facilitates trading in select securities by buying and selling securities as a principal for its own account, rather than as an agent for the accounts of its customers. The Company attempts to derive profits through its market making activities by buying stock at its quoted bid price and then either selling the stock at its quoted market price or holding the stock in inventory for future sale at a higher price. If the market for such securities declines, however, or if the Company otherwise is unable to resell the securities at a favorable price, the Company could suffer losses and such losses could be substantial. Additionally, the Company engages in short sales, primarily to fill customer orders. A short sale represents an obligation of the Company to deliver specified securities at the contracted price, thereby creating a liability to purchase the securities at a future time at prevailing market prices. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation to satisfy the sale of these securities may exceed the amount recognized by the Company at the time the short sale was executed.

     The Company's general policy historically has been not to hold a substantial volume of securities for any significant period of time, so as to reduce the risk of losses from market declines or unfavorable developments. The Company's market making activities historically have accounted for a significant portion of its revenues, and, from the Company's inception through June 1998, losses incurred in connection with these activities were not significant. During July, August and September, 1998, however, the securities markets in general experienced a significant correction which resulted in significant market volatility. Also, the historical policy of Genesis with respect to amounts and holding periods for securities acquired in market making had been less conservative than the Company's general policy, and the Company had not yet changed that policy for Genesis's ongoing operations following the Combination. As a result of Genesis's inventory and trading strategies during this period of market correction and volatility, Genesis experienced pre-tax trading losses in excess of historical levels and the Company reevaluated its inventory and trading strategies at Genesis. Such procedures included
(i) reducing the level of Genesis's securities inventory and (ii) curtailing other intra-day trading strategies that required the Company's capital to be placed at significant risk. As discussed elsewhere herein, the Company has subsequently divested Genesis. See "--Recent Developments - The Genesis Divestiture". The Company anticipates that market making and principal transaction activities will continue to be a significant factor in the Company's operations and its prospects for profitability.

Brokerage Processing Operations

     The Company provides a variety of brokerage processing services, through JWG Clearing, including on a fully disclosed basis for a variety of customers ("Correspondents") which are engaged in the securities brokerage business but which lack the back office or other support capacities to process and clear securities transactions for their clients. Correspondents include broker-dealers, banks, and other financial institutions. In a fully disclosed transaction, the identity of the Correspondent's client is known to JWG Clearing, and JWG Clearing physically maintains the client's account and performs a variety of services as agent for the Correspondent. The execution and clearing process requires the performance of a series of complex steps, many of which are accomplished with the assistance of sophisticated data processing hardware and software. JWG Clearing has approximately 90 Correspondents.

     Between the time of the Combination on June 12, 1998 and the Divestiture on March 3, 1999, the Company also provided brokerage processing services through Genesis, which served two primary types of
organization   investment partnerships and fee-based investment
advisors. As a result of the Divestiture, the Company no longer provides any significant amount of services to those types of organizations.

Recent Developments

     The Genesis Divestiture

     On March 3, 1999, the Company divested Genesis - which at the time consisted primarily of the Company's San Francisco-based brokerage processing services unit that had been acquired in the
Combination on June 12, 1998   to an investor group of certain of the
former owners of Genesis (the "Stapleton Group") led by its Chief Operating Officer, Phillip C. Stapleton ("Stapleton") and its Vice Chairman, Will K. Weinstein ("Weinstein") contingent only upon the receipt of certain regulatory approvals for the transfer of Genesis to the Stapleton Group (the "Divestiture"). As part of the Divestiture, the Stapleton Group conveyed to the Company an aggregate of 284,375 shares of Common Stock of the Company that had been issued in the Combination, and Genesis transferred its corporate finance operations (based in its New York office) to another Company subsidiary, JWG Capital, so that those operations would be retained by the Company; the Company also assumed responsibility for and retained occupancy of that New York City office. As divested, Genesis' operatings consisted of brokerage processing services and related activities that were being conducted through its San Francisco office.

     The overall transaction for the Divestiture was closed pursuant to an Equity Exchange and Conciliation Agreement among the parties dated as of March 3, 1999 (the "Conciliation Agreement"), pursuant to which the Company's employment agreements with Messrs. Weinstein and Stapleton were terminated; Messrs. Weinstein and Stapleton both resigned from the Board of Directors of the Company and all other positions they held with the Company or its affiliates; Harvey Heller, who had been designated by Mr. Weinstein for election to the Board of Directors of the Company, resigned as a director; the Company agreed to register for resale all remaining shares of its Common Stock held by members of the Stapleton Group and to pay potential penalties if such registration is not effected within prescribed time periods; and the Company agreed to pay Mr. Weinstein as past salary and severance a lump sum payment of approximately $325,000, and (a) paid Stapleton $62,500 as severance and (b) agreed to pay Mr. Stapleton as bonus compensation for the period of his employment an amount equal to 3% of the Company's net income, pre-tax, during the period from June 12, 1998 through and including February 28, 1999 (which bonus is estimated to be approximately $175,000). The respective payments to Messrs. Weinstein and Stapleton constitute satisfaction in full of any and all obligations of the Company to each of them as a result of his employment by the Company or its affiliates.

     In addition, as part of the Conciliation Agreement, a voting agreement between Mr. Weinstein and Marshall T. Leeds, the Company's Chairman and Chief Executive Officer, pursuant to which Mr. Weinstein was entitled to designate persons for election to the Company's Board of Directors, was terminated; each Stapleton Group member agreed not to seek a position on the Company's Board of Directors for ten years, unless Mr. Leeds and Joel E. Marks are no longer directors of the Company; and the Stapleton Group members agreed either to vote their remaining shares of Common Stock (unless and until sold to other persons) for the slate of nominees for directors approved by the Company's Board of Directors or to abstain from such a vote. Also, the Company and the Stapleton Group members executed mutual releases with respect to all matters related to their association since the Combination, except for their respective rights to enforce the terms of the Conciliation Agreement.

     As discussed elsewhere herein, management does not expect the Divestiture to have a material effect on the Company's operational results or financial condition. Moreover, the overall terms for the Divestiture removed the principal sources of internal discord, which potentially could have disrupted the Company's management of its affairs for the foreseeable future. Management believes, therefore, that the Company is better situated as a result of the Divestiture to conduct its business and pursue possible opportunities in the best interest of all its shareholders.

     The Americas Growth Fund, Inc.

     In December 1998, the Company completed its acquisition of the remaining 9% of the outstanding shares of common stock of The Americas Growth Fund, Inc. ("AGRO"), a publicly held investment company, that were not owned by the Company. Previously, in September 1997, when the Company owned 26% of the outstanding shares of common stock of AGRO, the Company conducted an exchange tender offer to acquire all of the other outstanding shares, and it received shares in that offer that brought the Company's ownership of AGRO shares to 91%. All AGRO shares acquired by the Company in either transaction were acquired based on an exchange ratio of .431 share of the Company's Common Stock for each share of AGRO, resulting in the issuance by the Company of an aggregate of 49,828 and 354,851 shares of common stock in the December 1998 and September 1997 transactions, respectively. The AGRO acquisition was accounted for under the purchase method of accounting.

     The GSG Acquisition

     On January 1, 1999, GSG Securities, Inc. acquired certain assets of six retail securities branch offices (and three satellite offices) from Chatfield Dean Holdings, Inc. ("CDH"). As a result of this transaction, GSG added approximately 206 registered representatives and approximately 50 salaried management and support personnel. Prior to January 1, 1999, GSG, formerly known as Discount Securities Group, Inc., was inactive.
     In connection with this asset purchase, GSG paid CDH approximately $2.3 million in cash ($1.0 million of which was used to repay an earlier loan from the Company to CDH); JWGFS issued to CDH shares of its Series C Redeemable Preferred Stock that are redeemable, in the aggregate, for up to $2.5 million based upon the financial performance of the acquired branch offices over the three years in the period ending December 31, 2001; and the Company issued to CDH a warrant for the purchase of up to 104,167 shares of its common stock at an exercise price of $24 per share which may only be exercised using redemptions of the Series C Preferred Stock, if any, and a three-year, fully vested option to purchase 50,000 shares of its common stock at an exercise price of $24 per share. The Company also agreed to issue to designated members of CDH's former senior management options to purchase an aggregate of 250,000 shares of its common stock at an exercise price of $12 per share, exercisable through December 31, 2003 (the "Senior Management Options"). The Senior Management Options vest over a three-year period based upon a formula tied to the performance of the acquired branch offices. An additional 100,000 options, with a three-year term and a $24 per share exercise price, were made available by the Company to selected branch managers and registered representatives employed in the acquired branch offices.

Competition

     The Company competes with numerous investment banking and brokerage firms, consulting firms, and financial service companies that are larger, better financed, have longer operating histories, and, in some instances, offer a range of financial and other services to clients that exceed the services offered by the Company. In addition, there is increasing competition from other businesses that now offer financial services, such as commercial banking and insurance companies and certain accounting firms. The principal competitive factors in the securities industry are the quality and ability of professional personnel, the experience and reputation of the firm, the relative prices of services and products offered, the scope of such services and products (increasingly the ability to offer "one-stop-shopping" to customers and clients), and the efficiency of back office operations. The Company has tried to position itself competitively by targeting its investment banking services to middle-market companies, providing competitively priced products and services, and developing one-stop-shopping services. Additionally, the Company has targeted markets that it believes are not adequately served by, and are not a primary focus of, most of these other larger firms. The Company believes that its clearing services and back office support agreements with Bear Stearns provides it additional ability to compete with larger firms.

Employees and Registered Representatives

     As of December 31, 1998, the Company and its subsidiaries had a total of approximately 350 salaried employees and 500 registered representatives. Of these totals, 278 registered representatives are independent contractors affiliated with one of the 108 affiliated, but independently owned and operated, CSG and DMG branch offices which existed at such time. In the asset purchase transaction with CDH on January 1, 1999, GSG, a subsidiary of the Company, acquired six branch offices and three satellite offices, which offices employed a total of approximately 50 salaried employees and 206 registered representatives.

Regulation

     The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. The SEC is the federal agency charged with the administration of most of the federal securities laws. Much of the regulation of the securities industry, however, has been assigned to various self regulatory organizations ("SROs"), principally the NASD, and in the case of NYSE member firms, the NYSE. The SROs, among other things, promulgate regulations and provide oversight in areas of (i) sales practices, (ii) trade practices among broker-dealers, (iii) capital requirements, (iv) record keeping and (v) conduct of employees and affiliates of member organizations. In addition to promulgating regulations and providing oversight, the Commission and the SROs have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Furthermore, new legislation, changes in the rules and regulations promulgated by the Commission and SROs, or changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers. The stated purpose of much of the regulation of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and shareholders of broker-dealers.

Certain Matters Regarding Forward Looking Statements

     Certain statements included in this Form 10-K, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the impact of general economic conditions on the capital markets; changes in or amendments to regulatory authorities' capital requirements or other regulations applicable to the Company or its subsidiaries; fluctuations in interest rates; increased levels of competition; and other factors referred to in this Form 10-K. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


     Volatile Nature of the Securities Business

     The securities business is, by its nature, subject to significant risks particularly in volatile or illiquid markets. These risks include the risks of:

     *   trading losses                                  *   losses resulting from the ownership
     *   counterparty failure to meet commitments            or underwriting of securities
     *   employee fraud                                  *   customer fraud
     *   errors and misconduct                           *   issuer fraud
     *   litigation                                      *   failures in connection with the processing of
                                                             securities transactions

         Our principal business activities are retail securities brokerage, investment banking, and clearing and execution services. These businesses are highly competitive and subject to various risks, volatile trading markets, and fluctuations in the volume of market activity. The securities business is directly affected by many broad factors, including

     *   economic and political conditions               *   broad trends in business and finance
     *   legislation and regulation affecting            *   currency values
         the business and financial communities          *   market conditions
     *   inflation                                       *   the credit capacity or perceived
     *   the availability and cost of short-term             creditworthiness of the securities industry
         or long-term funding and capital                    in the marketplace
                                                         *   interest rate levels and volatility

         These and other factors can contribute to lower price levels for securities and illiquid markets. Lower price levels of securities may result in:

     * reduced securities transactions volumes, with a correlative reduction in commission revenues;
     * losses from declines in the market value of securities held in trading, investment, and underwriting positions; and

     * reduced management fees calculated as a percentage of assets managed.

     In low volume periods, profitability levels are further adversely affected because certain expenses remain relatively fixed. Sudden sharp declines in securities' market values and the failure of issuers and counterparties to perform their obligations can result in illiquid markets. This in turn can make it difficult for us to sell securities, hedge our securities positions, and invest funds under our management. These negative market conditions, if prolonged, may also lower our revenues from investment banking and other activities. As a result of the varied risks associated with the securities business, which are beyond our control, our commissions and other revenues could be adversely affected. Revenue reductions and losses resulting from securities underwriting or ownership could have a material adverse effect on our results of operations and financial condition. In addition, our revenues and operating results may fluctuate from quarter to quarter and from year to year because of these risks.

     Significant Competition

     All aspects of our business are highly competitive. We compete directly with national and regional full service broker-dealers and, to a lesser extent, with discount brokers, dealers, investment banking firms, investment advisors, and certain commercial banks. The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. These mergers and acquisitions have increased competition from these firms, many of which have significantly greater equity capital and financial and other resources than we do. With respect to retail brokerage activities, certain regional firms with which we compete have operated in certain markets longer than we have and have established long-standing client relationships. In addition, we expect competition from commercial banks to increase because of recent and anticipated legislative and regulatory initiatives in the United States to remove or relieve certain restrictions on commercial banks' securities activities. We also compete with others in the financial services industry in recruiting new employees and retaining current employees.

     We expect to face increasing competition from companies offering electronic brokerage services, which is a rapidly developing industry. These competitors may have lower costs or provide fewer services, and may offer certain customers more attractive pricing or other terms, than we offer. We also anticipate competition from underwriters which attempt to conduct public offerings for emerging growth companies through new means of distribution, including transactions using electronic media such as the Internet. In addition, disintermediation may occur as issuers attempt to sell their securities directly to purchasers, including sales using electronic media such as the Internet. To the extent that issuers and purchasers of securities transact business without the assistance of financial intermediaries like us, our operating results could be adversely affected.

     Dependence on Key Personnel

     Most aspects of the our business are dependent on highly skilled individuals. We devote considerable resources to recruiting, training, and compensating these individuals. In addition, one component of our strategy is to increase market penetration by recruiting experienced investment consultants. We cannot assure that these recruiting efforts will be successful or, if successful, that they will enhance our business, results of operations, or financial condition.

     Competition for Professional Employees. From time to time, our employees may leave to pursue other opportunities. We have experienced losses of research, investment banking, and sales and trading professionals. Competition for key personnel is intense. We cannot assure that losses of key personnel due to such competition, or for other reasons, will not occur in the future. The loss of an investment banking, research, or sales and trading professional, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect our operating results.

     Limitations of Employee Retention Mechanisms. We depend on many key employees, and in particular on our senior executive officers:
Marshall T. Leeds, our Chairman, President, and Chief Executive
Officer; and Joel  E. Marks, our Chief Financial Officer   each of
whom has an employment agreement with us.

     The loss of any key employee could materially and adversely affect JWGenesis. While we generally do not have employment agreements with our employees, we attempt to retain employees with incentives such as long-term deferred compensation plans, stock issuances conditioned on continued employment, and options to buy stock that vest over a number of years of employment. These incentives, however, may be insufficient in light of the increasing competition for experienced professionals in the securities industry, particularly if our stock price were to decline, or fail to appreciate sufficiently. If that happened, our long-term deferred compensation plans might no longer be a competitive incentive for our key employees to stay with us.

     Dependence on Outside Sources of Financing

     Like others companies in the securities industry, we rely on external sources to finance a significant portion of our day-to-day operations, principally customer margin account balances and certain transactions. Our principal cash and liquidity sources are commissions, trading profits and collateralized bank loans. Liquidity management includes the monitoring of assets available to hypothecate or pledge against short-term borrowings. We maintain working capital credit lines with banks aggregating approximately $5.0 million. The financing available to us varies depending on market conditions, the volume of certain trading activities, credit ratings, credit capacity, and the overall availability of credit to the financial services industry. We cannot assure that adequate financing to support our business will be available in the future on attractive terms, or at all.

     Net Capital Requirements; Holding Company Structure

     The SEC, the NYSE, the NASD, and various other regulatory bodies in the United States have rules with respect to net capital requirements that affect us. These rules require that at least a substantial portion of a broker-dealer's assets be kept in cash or highly liquid investments. Our broker-dealer subsidiaries must comply with the net capital requirements, which could limit operations that require intensive use of capital, such as underwriting or trading activities. These rules could also restrict our ability to withdraw capital from our broker-dealer subsidiaries, even in circumstances where these subsidiaries have more than the minimum amount of required capital. This, in turn, could limit our ability to pay dividends, implement our strategies and pay interest on and repay the principal of our debt. In addition, a change in these rules, or the imposition of new rules, affecting the scope, coverage, calculation, or amount of the net capital requirements, could have similar adverse effects. Significant operating losses or any unusually large charge against net capital could also have a similar material adverse effect.

     Dependence on Systems

     Our business is highly dependent on communications and information systems. If these systems fail or are interrupted, our securities trading activities could experience delays, and we might be unable to execute client transactions. This could have a material adverse effect on our operating results. We cannot assure that we will not suffer any systems failures or interruptions. These failures or interruptions could have many causes, including earthquakes, fires, other natural disasters, power or telecommunications failures, acts of God, or acts of war. Nor can we assure that our back-up procedures and capabilities will be adequate if any failures or interruptions occur.

     Year 2000

     The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment controlled by microprocessor chips may not deal appropriately with the year "00."
We are evaluating our computer systems to determine which modifications and expenditures will be necessary to make our systems compatible with year 2000 requirements. We believe that our systems will be year 2000-compliant upon implementation of such modifications. See Item 7, "JWGenesis Management's Discussion and Analysis of Financial Condition and Results of Operations Impact of Year 2000".

     We currently estimate that the total cost of such modifications will not be significant. However, we can not assure that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, we cannot assure that the systems of other companies on which our systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact our systems or operations.

     RISK OF REDUCED REVENUES DUE TO DECLINE IN TRADING OF GROWTH
     COMPANY SECURITIES

     Our brokerage transaction revenues are generally substantially lower when public offering levels and trading activities of emerging growth company securities declines. We derive a significant portion of our revenues from brokerage transactions in growth company securities. In the past, brokerage transaction revenues have declined when underwriting activities in these industry sectors declined, the volume of trading on Nasdaq declined or when industry sectors or individual companies reported results below investors' expectations.

     Risks Associated with Regulation

     The securities industry and our business is extensively regulated by the SEC, state securities regulators, and other governmental regulatory authorities. Industry self-regulatory organizations ("SROs"), including the NASD, the New York Stock Exchange, the American Stock Exchange and other exchanges, also regulate our broker-dealer subsidiaries. Compliance with many of the regulations applicable to our company and our subsidiaries involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. If we do not comply with an applicable regulation, governmental regulators and SROs may institute administrative or judicial proceedings. In that event, we face many penalties, including

               *  censure                     * cease-and-desist orders
               *  civil penalties (including  * the deregistration or
                  treble damages in the case    suspension of the non-
                  of insider trading            compliant broker-dealer's
                  violations)                   officers or employees
               *  fines

Our operating results and financial condition may suffer material adverse consequences if these penalties or orders are imposed on us.

     The regulatory environment could also change. We may be adversely affected by new or revised legislation or regulations imposed by the SEC, other federal or state governmental regulatory authorities, or SROs. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and SROs.

     Risk of Losses From Underwriting and Trading

     We conduct our underwriting, securities trading, and market-making activities as a principal. These activities subject our capital to significant risks, including market, credit, counterparty, and liquidity risks. These activities often involve purchasing, selling, or short-selling securities as a principal in relatively illiquid markets or markets that suffer from rapidly fluctuating liquidity. From time to time, we have large position concentrations in a single issuer's securities, or commitments to a single issuer, or issuers in a specific industry, particularly as a result of underwriting activities. Our trading positions and underwriting activities are concentrated in a more limited number of industry sectors and portfolio companies than many other investment banks, which might result in higher trading losses than would occur if our positions and activities were less concentrated. In addition, there is a trend in all major capital markets for competitive and other reasons toward larger commitments from lead underwriters. This means that, from time to time, an underwriter (including a co-manager) may retain significant position concentrations in individual securities.

     Unfavorable financial or economic conditions would likely reduce the number and size of transactions in which we provide underwriting, mergers and acquisitions advisory services and other related services. Our investment banking revenues, in the form of underwriting discounts and financial advisory fees, are directly related to the number and value of the transactions in which we participate and would therefore be adversely affected by a market downturn.

     Risk of Losses Associated With Litigation and Securities Laws

     Many aspects of our business involve substantial liability risks. Underwriters are exposed to substantial liability under federal and state securities laws and other federal and state laws. Court decisions, including decisions on underwriters' liability and limitations on indemnification of underwriters by issuers, also expose us to liability. For example, an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used to offer securities, or for statements made by its securities analysts or other personnel.

     Increasing Frequency of Securities Litigation.  In recent years,
     ----------------------------------------------
litigation involving the securities industry has increased, including class actions in which substantial damages are at stake. Our underwriting activities usually involve offerings of emerging and mid-size growth company securities, which often involve higher risk and are more volatile than the securities of more established companies. In comparison with more established companies, emerging and mid-size growth companies are also more likely to be defendants in securities class actions, to carry directors and officers liability insurance policies with lower limits (or no such insurance), and to become insolvent. These factors increase the likelihood that a company underwriting an emerging or mid-size growth company's securities will be required to contribute to an adverse judgment or settlement of a securities lawsuit.

     Frequent Claims Against Underwriters.  The plaintiffs' attorneys
     ------------------------------------
in securities class action lawsuits frequently name the managing underwriters of a public offering as defendants. We have not been a named defendant in any class action lawsuit relating to public offerings in which we were a managing underwriter. Plaintiffs' attorneys also may name investment banks providing advisory services in corporate finance transactions as defendants. We are not a defendant in any such lawsuit. We anticipate, however, that securities class action lawsuits naming us as a defendant may be filed from time to time in the future, particularly if we increase our activity as managing underwriters or corporate finance advisors. In such lawsuits, all members of the underwriting syndicate typically are included as defendant class members or are required by law, or pursuant to the terms of the underwriting agreement, to bear a portion of any expenses or losses (including amounts paid in settlement of the litigation) incurred by the underwriters as a group in litigating the claim, to the extent not covered by the securities issuer's indemnification obligation. If we became a party to such a lawsuit, our assets would be subject to risks. If the plaintiffs in any suits against us were successful, or if we settled such suits by making significant payments to the plaintiffs, our operating results and financial condition could be materially and adversely affected. As is common in the securities industry, we do not carry insurance that would cover any such payments. In addition, our charter documents allow indemnification of our officers, directors, and agents to the maximum extent permitted under Florida law. If our officers, directors, or agents are named as defendants in securities litigation, they may demand indemnification from us under these charter document provisions.

     In addition, the laws relating to securities class actions are currently in a state of flux. The eventual impact of the Private
Securities Litigation Reform Act of 1995 on securities class action litigation is not known.

     Diversion of Management Attention.  In addition to these
     ---------------------------------
financial costs and risks, defending litigation can, to a certain extent, divert the efforts and attention of our management and staff. Our management and other employees may have to devote substantial time defending litigation, which might materially divert their attention from other responsibilities. Securities class action litigation in particular is highly complex and can extend for a protracted period of time, consuming substantial management time and effort and substantially increasing the cost of such litigation.

     Risks Associated with Other Disputes.  In the normal course of
     ------------------------------------
business, we are defendants in various civil actions and arbitrations arising out of our broker-dealer and underwriting activities, in our role as an employer, and as a result of other business activities. We have made significant payments to resolve disputed claims in the past, and we cannot assure that we will not make significant payments to resolve disputed claims in the future.

     Risks Associated with Management of Growth

     Over the past several years, we have experienced significant growth in our business activities and size, and we expect we will continue to grow in the future. Our growth requires and will continue to require increased investments in management personnel, financial and management systems and controls, and facilities. If our revenue did not also continue to grow, our operating margins would decline due to these increased expenses. In addition, as is common in the securities industry, we depend on the effective and reliable operation of our communications and information systems. We believe that our current and anticipated future growth will require us to implement new and enhanced communications and information systems, and to train our personnel to operate the new systems. Any difficulty or significant delay in implementing or operating our existing systems or any new ones, or in training our personnel, could adversely affect our ability to manage growth.

ITEM 2. PROPERTIES.

     The Company owns no real property. The Company currently leases its corporate offices and operations facilities, located at 980 North Federal Highway, Boca Raton, Florida 33432, where it occupies approximately 19,500 square feet of space. JWG Securities branch offices are also leased premises, comprising an aggregate of approximately 46,000 square feet of office space in several cities. JWG Capital leases 5,400 square feet of space in New York. GSG branch offices are also leased premises, comprising an aggregate of approximately 86,000 square feet of office space in several cities. The Company believes that its office facilities are adequate for its current and reasonably foreseeable operations.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material legal proceedings pending or threatened in which JWGenesis is party or of which its property is the subject. The Company or its subsidiaries have been named in various arbitration and legal proceedings arising in the ordinary course of its securities brokerage business. Although arbitration and litigation involves contingencies that cannot be definitively predicted, including the unpredictability of actions that might be taken by an arbitration panel or jury on matters that are submitted to them, JWGenesis expects that the ultimate disposition of arbitration and litigation arising from the ordinary course of business will not have a material adverse impact upon its financial position and results of operations. The Company or its subsidiaries may be involved from time to time in other litigation arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's special shareholders meeting on October 13, 1998, the shareholders voted to elect nine directors to hold office until the 1999 annual meeting of stockholders and to approve and adopt the Company's 1998 Stock Option and Award Plan and its Management
Incentive Bonus Plan.

         Item 1. Election of Directors:

                                                          Number of            Number of       Number of
                                                            Votes               Votes            Votes
                                                         For Election          Withheld         Not Voted
                                                        ---------------    ----------------   -----------
                      Election of Directors:
                      ----------------------
                      Marshall T. Leeds                   4,536,259              30,275          749,187
                      Will K. Weinstein                   4,536,184              30,350          749,187
                      Philip C. Stapleton                 4,536,259              30,275          749,187
                      Joel E. Marks                       4,536,259              30,275          749,187
                      Jeffrey H. Lehman                   4,536,259              30,275          749,187
                      Wm. Dennis Ferguson                 4,536,193              30,311          749,217
                      Gregg S. Glaser                     4,536,193              30,311          749,217
                      Harvey R. Heller                    4,535,729              30,775          749,217
                      Curtis Sykora                       4,535,729              30,775          749,217

         Item 2. Approval and Adoption of the 1998 Stock Option and Award Plan:

                                       Number of         Number of           Number of          Number of
                                        Votes In           Votes               Votes              Votes
                                          Favor           Against            Abstained          Not Voting
                                       ---------         ---------           ---------          ----------
                                        2,634,816         266,046             272,371            2,142,488

         Item 3. Approval and Adoption of the Management Incentive Bonus Plan:

                                       Number of         Number of           Number of          Number of
                                        Votes In           Votes               Votes              Votes
                                          Favor           Against            Abstained          Not Voting
                                       ---------         ---------           ---------          ----------
                                        2,783,438          127,831             271,851            2,132,601

                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock trades on The American Stock Exchange (the "AMEX") under the symbol "JWG". The following table sets forth, for the periods indicated, the quarterly high and low sales price information related to trading in the Company's common stock (and for the period prior to the Company's replacement of JWGFS as the public company on June 12, 1998, as a result of the statutory share exchange, the shares of common stock of JWGFS) on the AMEX or on The Nasdaq Small-Cap Market (where such shares were previously traded prior to the listing on the AMEX on May 8, 1997). Such information has been obtained from AMEX or Nasdaq, respectively. All per share prices have been adjusted to reflect the Company's three-for-two stock split effected in the form of a 50% stock dividend on February 7, 1997.

                                                         Sales Price
                                                    -----------------
                                                      High       Low
                                                    -------    ------
     1997
         First Quarter...........................   $12.50     $ 7.17
         Second Quarter..........................    10.13       6.00
         Third Quarter...........................     8.88       7.25
         Fourth Quarter..........................    15.88       8.38

     1998
         First Quarter...........................   $13.75     $11.38
         Second Quarter..........................    12.75       9.88
         Third Quarter...........................    11.50       6.13
         Fourth Quarter..........................     7.75       5.25

     1999
         First Quarter (through March 22, 1999)..  $13.75      $ 5.94

    The closing sales price for the Company's common stock on March 29, 1999 was $11.13.

     There were approximately 215 holders of record of the Company's common stock as of March 29, 1999. Investors who beneficially own common stock that is held in street name by brokerage firms are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms, the Company believes that the actual number of individual beneficial owners of its common stock exceeds 1,500.

     No cash dividends have been declared or paid to date on the Company's common stock, and the Company does not anticipate payment of common stock dividends in the foreseeable future. The Company has adopted a policy of cash preservation for future use in the business, although the declaration and payment of cash dividends on the common stock is not subject to legal restrictions on the Board's authority.

ITEM 6. SELECTED FINANCIAL DATA.

     The following tables present selected historical financial data of the Company.  On June 12, 1998, the Company and JWGFS effected the
Share Exchange, and the Company acquired Genesis, as part of the
Combination.  See Item 1. "Business   The Exchange and Combination".
As a result of the Combination, the Company succeeded to the business and operations of JWGFS and Genesis.  The following selected historical financial data of the Company relating to periods prior to
June 12, 1998 are derived solely from financial statements of JWGFS for such periods and, except as otherwise expressly indicated, relate to matters prior to the Combination.  Such financial statements for the years ended December 31, 1998, 1997, and 1996 appear elsewhere in this Form 10-K.  The following selected historical financial data should be read in conjunction with such financial statements and related notes.

     On March 3, 1999, the Company divested Genesis in a transaction in which the Company nonetheless retained the investment banking, corporate finance and other capital markets operations that it had been conducting through Genesis, while divesting Genesis's brokerage
processing business unit.  See Item 1.  "Business   The Genesis
Divestiture."  While management does not believe the effects of the divestiture will be material for the Company's operations, the results of all of Genesis's operations during the period from the Combination on June 12, 1998 to December 31, 1998, are included in the Company's financial data and has some impact on the analysis of such data.

                                                                Year Ended December 31,
                                            --------------------------------------------------------------
                                               (In thousands of dollars, except for per share amounts)
                                            --------------------------------------------------------------
                                              1998          1997          1996         1995          1994
                                            --------      -------       -------       -------      -------
Statements of Operations Data:
  Revenues..............................    $118,890      $97,182       $91,020       $80,041      $60,471
  Income before income taxes............      11,053        9,792         8,232         6,287        5,243
  Net income............................       6,632        6,103         6,025         3,810        3,300
  Net Income per share
     Basic..............................        1.38         1.77          1.42           .65          .56
     Diluted............................        1.25         1.50          1.26           .64          .56

Weighted average common shares
     Basic..............................    4,813,643     3,443,141     4,245,895      5,862,296   5,858,097
     Diluted............................    5,317,368     4,069,594     4,783,582      5,999,767   5,906,646

                                                                   At December 31,
                                            --------------------------------------------------------------
                                               1998         1997          1996         1995          1994
                                            --------      -------       -------       -------      -------

Statements of Financial Condition Data:
      Cash and cash equivalents.........     $ 16,978     $ 11,512      $ 11,836      $  8,597      $ 5,401
      Total assets......................      180,394      140,732       127,331       115,214       82,218
      Short-term borrowings.............       16,988       29,423        17,375        28,138        7,303
      from banks........................
      Notes payable to affiliates.......            -        5,113         8,625         3,500        5,161
      Total liabilities.................      130,125      116,066       111,959        98,643       69,459
      Mandatorily redeemable
        common stock ...................            -            -             -         7,013            -
      Total stockholders' equity........       50,269       24,666        15,372         9,558       12,759

__________

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.


General

     As a diversified financial services company, JWGenesis operates a full-service securities brokerage and investment banking business that offers "one-stop-shopping" for its customers and clients. The Company's varied activities generate revenue primarily in the form of commission and fee income, market making and principal transactions revenues, securities transaction processing fees ("clearing fees"), and interest income. The Company also derives revenues from corporate finance and other capital markets transactions, insurance brokerage services, and consulting services. The following discussions present the more significant factors affecting the Company's results of operations and financial condition during the years ended December 31, 1998, 1997 and 1996.

     On June 12, 1998, the Company and JWGFS effected the Share Exchange, and the Company acquired Genesis, as part of the
Combination.  See Item 1, "Business   The Share Exchange and
Combination". As a result of the Combination, the Company succeeded to the respective businesses and operations of JWGFS and Genesis. The discussions relating to periods prior to June 12, 1998, however, reflect the operations of JWGFS as if it were the Company during such periods, and do not reflect any operations of Genesis before the Combination. The results of all of Genesis' operations during the period from the Combination on June 12, 1998 to December 31, 1998, however, are included in the Company's financial data and have some impact on the analysis of such data.

     On March 3, 1999, the Company divested Genesis in a transaction in which the Company nonetheless retained the corporate finance services operations that it had been conducting through Genesis, while divesting Genesis' brokerage processing services business unit.
Management does not believe the effects of the divestiture will be material for the Company's operations.

     In these discussions, most percentages and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.


Results of Operations - Three Years Ended December 31, 1998

     1998 represented the Company's fourteenth consecutive year of record revenues, notwithstanding the significant correction experienced by the securities markets in general during the third quarter of 1998, which had followed a vibrant and rising stock market during 1997 and 1996, that had buoyed the Company's results of operations for those earlier years.

                                                                  Year Ended December 31,
                                                 ----------------------------------------------------------
                                                   1998    % Increase       1997     % Increase      1996
                                                  (000's)  (Decrease)     (000's)    (Decrease)     (000's)
                                                 ----------------------------------------------------------
       Revenues:
       Commissions . . . . . . . . . . .         $ 63,250      27         $49,907        16          $42,945
       Market making and principal
         transactions, net . . . . . . .           24,825      19          20,836       (14)          24,315
       Interest  . . . . . . . . . . . .           14,218      25          11,363        18            9,625
       Clearing fees . . . . . . . . . .           12,914       5          12,338         8           11,463
       Other . . . . . . . . . . . . . .            3,683      35           2,738         2            2,672
                                                 -----------------------------------------------------------
       Total Revenues  . . . . . . . . .         $118,890      22         $97,182         7          $91,020
                                                 ===========================================================

                                                                  Year Ended December 31,
                                                 ----------------------------------------------------------
                                                   1998    % Increase       1997     % Increase      1996
                                                  (000's)  (Decrease)     (000's)    (Decrease)     (000's)
                                                 ----------------------------------------------------------
       Expenses:
       Commissions and clearing costs  .         $ 58,460      14         $51,238        8           $47,229
       Employee compensation and benefits          22,074      36          16,278        9            14,911
       Occupancy and equipment rental  .            6,286      21           5,180       15             4,520
       Communications  . . . . . . . . .            4,539      35           3,361      (12)            3,809
       General and administrative  . . .           11,060      59           6,946      (18)            8,431
       Interest  . . . . . . . . . . . .            5,418      24           4,387       13             3,888
                                                 -----------------------------------------------------------
       Total Expenses  . . . . . . . . .         $107,837      23         $87,390        6           $82,788
                                                 ===========================================================

         Total revenues of $118,890,000 recorded in 1998, a record for any fiscal year in the Company's history, increased 22% over last year's previous record of $97,182,000. Genesis added $13,249,000 to 1998 revenues since the Combination Date, which otherwise would have been $105,641,000 or a 9% increase over 1997. During 1998, the Company experienced increases in all revenue categories. During 1997 and 1996, the Company experienced increases in almost all revenue categories; the sole exception being market making and principal transactions, net, which decreased from 1996 to 1997 and is discussed below. Growth in the other revenue categories was primarily due to heightened client activity, both retail and clearing, associated with vibrant and generally rising stock market conditions.

     Market making and principal transactions, net, which represents the net realized and unrealized gain or loss experienced from trading or otherwise acting as principal in securities transactions, represented approximately 21%, 21% and 27% of total revenues in 1998, 1997 and 1996, respectively. The increase in market making and principal transactions, net in 1998 is primarily due to the inclusion of an unrealized gain of $6,400,000 related to the Company's investment in Knight/Trimark Group, Inc. (NASDAQ: NITE). Exclusive of this unrealized gain and the Genesis activity, market making and principal transactions, net would have decreased by $2,642,000 or 13%, which is due to a consistent emphasis away from such activities. The reduction from 1996 to 1997 in market making and principal activities, in both absolute and percentage terms, is primarily the result of a decrease in realized gains of approximately $2,600,000 in the 1997 period related to the exercise and/or sale of warrant securities received by the Company in connection with its past underwriting activities as compared to the 1996 period.

     Other income, which consists primarily of fee income, increased by $945,000 or 35% from 1997 to 1998 primarily as a result of investment banking success fees received by Genesis.

     Commissions and clearing costs, which represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades) increased, reflecting the Company's overall business growth.

     Employee compensation and benefits increased by 36% or $5,796,000 in 1998 primarily as a result of the inclusion of Genesis which accounted for $3,217,000 of the total increase. Excluding the impact of Genesis, the growth in employee compensation and benefits was consistent with and reflects the costs associated with the Company's overall business growth.

     Occupancy and equipment rental increased by $1,106,000 or 21% in 1998 primarily as a result of the inclusion of Genesis which accounted for $438,000 of the total increase. Excluding the impact of Genesis, the growth in occupancy and equipment rental was consistent with the growth of the Company's overall business. Occupancy and equipment rental expenses increased by 15% from 1996 to 1997 primarily due to the expansion of and relocation of the Company's New York City branch office in April, 1997.

     Communications increased by 35% or $1,178,000 in 1998 primarily as a result of and the inclusion of Genesis which accounted for $721,000 of the total increase. Excluding the impact of Genesis, the growth in communications was consistent with the Company's overall business growth. Communications expense declined from 1996 to 1997 and from 1995 to 1996 due primarily to the Company's ability to take advantage of the fiercely competitive communications environment and integrate new cost effective technologies into its operations.

     Interest income consists primarily of interest earned on receivables from customers, securities owned and customer money market fund balances. Interest expense consists primarily of interest incurred on short-term borrowings and deposits on securities loaned used to finance JWG Clearing receivables from customers and securities owned. Both have increased in each of the past three years, primarily a result of: (i) a general increase in interest rates experienced from 1996 through 1997 and (ii) an increase in the average outstanding loan balances used to fund increased customer balances from 1996 to 1998, reflecting the Company's overall business growth. Genesis had no material impact on interest income and interest expense for the 1998 period.

Liquidity and Capital Resources

     The Company maintains a highly liquid balance sheet with the majority of the Company's assets consisting of cash and cash equivalents, securities owned, which are marked to market, and receivables from customers, brokers, dealers and clearing brokers arising from customer related securities transactions. Receivables from customers consist primarily of collateralized customer margin loans, which are typically secured with marketable corporate debt and equity securities. The nature of the Company's business as a market maker and securities dealer requires it to carry significant levels of securities inventories in order to meet its customer and internal trading needs. Additionally, the Company's role as a financial intermediary for customer activities, which it conducts on a principal basis, results in significant levels of customer related balances.
Accordingly, the Company's total assets and financial leverage can fluctuate significantly depending largely upon general economic and market conditions, volume of activity, customer demand and underwriting commitments. The Company's ability to support increases in its total assets is a function of its ability to generate funds internally and obtain short-term borrowings from banks.

     At December 31, 1998, the Company had stockholders' equity of $50,269,000, representing an increase of $25,603,000 from December 31, 1997, and the Company had cash and cash equivalents of $16,978,000.
At December 31, 1998, the Company had an aggregate of $2,000,000 of additional borrowing capacity available under its committed bank lines of credit as described below under "Bank Lines of Credit".

     At December 31, 1998, the Company owned, of record, approximately
300,000 NITE shares, which were subject to a lock-up agreement until January 11, 1999 and were unregistered at that time. Approximately
60,000 of such shares were allocated to Company management to cover bonus payments due and payable in accordance with the employment agreements in effect as of June 12, 1998, the date of the Combination.
The approximate 300,000 NITE shares owned by the Company, which have a historical cost of $18,000, are included in securities owned in the Company's statement of financial condition at December 31, 1998 at their estimated fair value of $6,400,000. On March 3, 1999, the Company sold 225,000 NITE shares, which included 45,000 of the shares allocated to Company management. The Company received net proceeds, before applicable income taxes, of approximately $6,100,000 from the sale of 180,000 shares of NITE allocated to the Company. The remaining NITE shares held by the Company (and the Company's management) are subject to a new lock-up agreement which prohibits their transfer or sale at any time prior to June 3, 1999.

     The Company believes that its current borrowing arrangements
(which are discussed below), combined with anticipated levels of internally generated funds, will be sufficient to fund its financial requirements for the foreseeable future based on the Company's current level of operations and certain assumptions relating to the Company's business and planned growth. Should the Company significantly expand either its market making activities or its underwriting of securities on a "firm-commitment" basis, however, the Company may need to obtain additional capital to support such activities and to comply with regulatory requirements. The Company is not dependent upon raising additional capital in order to maintain its current levels of operations. If the Company should find that its ability to generate funds internally is insufficient to satisfy its future capital needs, the Company will require additional financing from outside sources.

Bank Lines of Credit

     On January 19, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from Wilmington Trust Company for general corporate purposes (the "Wilmington Facility"). The Wilmington
Facility matures on December 31, 2002, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the Wilmington Facility bear interest at Wilmington's National Commercial Rate, with interest payments due monthly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $7,000,000, plus 30% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At
December 31, 1998, the balance outstanding under the Wilmington
Facility was $1.5 million.

     In connection with the Wilmington Facility, the Company entered into a Marketing Agreement with Wilmington Trust FSB (the "Wilmington
Marketing Agreement") and granted W T Investments, Inc. ("WTI") a common stock purchase warrant, which was amended and restated on February 27, 1998. Pursuant to the warrant, WTI may purchase 400,000 shares of the Company's common stock at any time prior to December 31, 2002 (the "Wilmington Warrant") at an exercise price per share of $11.30. The Wilmington Marketing Agreement provides that the Company will market certain products and services, initially personal trust and asset management services, provided by Wilmington Trust FSB to the Company's brokers, clients and prospects.

     On December 18, 1996, the Company obtained an unsecured
$2,500,000 revolving line of credit from SunTrust Bank, South Florida, N.A. for general corporate purposes (the "SunTrust Facility"). The
SunTrust Facility matures on April 30, 2000, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the SunTrust
Facility bear interest at the prime rate as announced from time to time by SunTrust Banks of Florida, Inc., with interest payments due quarterly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $9,000,000, plus 75% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At December 31, 1998, the balance outstanding under the SunTrust Facility was $1.5 million.

     In connection with the SunTrust Facility, the Company entered into a Marketing Agreement with SunTrust (the "SunTrust Marketing
Agreement") and granted SunTrust Banks, Inc. a warrant to purchase
37,500 shares of the Company's common stock at any time prior to December 31, 2002. The exercise price per share is $6.67. The
SunTrust Marketing Agreement provides that the Company will market certain products and services, through the Company's participation as an underwriter or selling group member of various municipal finance offerings underwritten by SunTrust Capital Markets, Inc., to the Company's brokers, clients and prospects.

Broker-Dealer Capital Requirements

     CSG, JWG Securities, GSG, DMG and JWG Clearing are subject to the
Securities and Exchange Commission's Uniform Net Capital Rule (Rule
15c3-1 under the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital and requires that CSG's, JWG
Securities', GSG's and DMG's ratio of aggregate indebtedness to net capital (excess net capital), as defined by the Rule, not exceed 15 to
1. JWG Clearing has elected to comply with the "alternative net capital requirement" of Rule 15c3-1, which requires net capital equal to or greater than 2% of aggregate debit items computed in applying the formula for determination of reserve requirements. Additionally, JWG Clearing is subject to the minimum net capital requirements of the

NYSE, which provide that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5% of aggregate debits. As of December 31, 1998, CSG, JWG Securities,
Genesis, GSG and DMG had net capital of $2,000,000, $1,399,000, $2,846,000, $2,111,000 and $232,000, respectively and excess net capital of $1,624,000, $1,149,000, $2,735,000, $2,061,000 and
$132,000, respectively, each of which complied with the applicable requirements of Rule 15c3-1. At December 31, 1998, JWG Clearing's net capital was 9.9% of aggregate debit balances as compared with the minimum of 2%, and its Rule 15c3-1 net capital of $13,198,000 was $10,525,000 in excess of required net capital.

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

     JWGenesis' State of Readiness

     The Company has been assessing its Year 2000 readiness since
1998. It has formed a committee charged with the task of identifying and remediating date recognition problems in both information technology ("IT") and non-IT systems that include microcontrollers and other embedded computer technology. Guided by requirements of and examination by securities regulators and related industry guidance, the committee has developed a comprehensive plan to assess the Company's year 2000 readiness with respect to both IT and non-IT systems. Its inventory of both types of systems is complete, and the Company has either repaired or replaced, or is in the process of repairing or replacing, all noncompliant systems. The Company believes that most mission-critical systems have been remediated or are nearing completion of remediation. The Company expects that all noncompliant systems will be repaired, replaced or otherwise remediated by December 31, 1999, although there can be no assurance that the Company's year 2000 remediation program will be complete by then.

     Testing commenced in 1998, and further testing has occurred and will continue to occur during 1999 of systems that have been or will be remediated. The Company believes that it has identified all major internal business and operational functions that will be impacted by the year 2000 date change.

     Costs to Address Year 2000 Issues

     The Company does not anticipate that the year 2000 related costs will be material to its financial condition or results of operations.
The Company estimates that its total costs for the evaluation, remediation and testing of its IT and non-IT systems in connection with the year 2000 issue will range from $1,250,000 to $1,500,000, $1,000,000 of which has been incurred to date. All of the expected expenditures are present in the Company's 1998 and 1999 internal capital expenditures budgets.

     Risks of Third-Party Year 2000 Issues

     The impact of year 2000 noncompliance by outside parties with whom the Company transacts business cannot be accurately gauged. The
Company has surveyed its major business partners to ascertain their year 2000 readiness. Although all are not year-2000 compliant at this date, the Company has received certain assurances that such third parties will be ready for the year 2000 date change by the end of 1999. Moreover, securities regulators have prescribed year 2000-related programs for many of the Company's major business partners and industry utilities, and monitored those companies' progress in remediating their noncompliant systems.

     If the systems of major business correspondents were not compliant and suffered serious year 2000-related failures, the Company's brokerage processing operations would be materially impeded.
Electronic ordering and clearing of securities transactions might fail or be interrupted.

     JWGenesis' Contingency Plans

     The Company is the process of developing a formal contingency plan which is being designed to ensure the continuation of normal business operations of mission-critical systems in the event of one or more year 2000 related failures. The contingency plan is being designed to facilitate the Company in providing uninterrupted services to its internal users and external customers until a normal level of services can be restored. If the Company's transaction processing or other mission-critical systems suffer year 2000-related failures, retail brokerage and communication of orders might be processed telephonically, via the internet, or by other means. If major business partners with whom the Company maintains clearing or other arrangements suffer systems failures, the Company could clear securities transactions or other necessary business functions through other businesses with compliant systems. If vendors or suppliers suffer failures, the Company will seek alternative vendors and suppliers with compliant systems. Contingency plans in the event of widespread failures in the securities industry are difficult to formulate, but in such event the Company would seek to conduct its operations via methods not dependent on noncompliant systems, and cooperate with any industry-wide contingency plans.

Effects of Recently Issued Accounting Standards

     During 1998, the FASB issued statement No. 133 "Accounting for
Derivative Instruments and Hedging Activities ("FAS 133"). This standard requires that derivatives be recognized in the balance sheet at fair value. Designation as hedges of specific assets or liabilities is permitted only if certain conditions are met. Effective in the third quarter of 1999, the Company will be required to record and mark to market any derivative financial instruments and related underlying assets, liabilities and firm commitments. Based on current operations, the impact of adopting FAS 133 is not anticipated to have a material effect on the Company's financial position or results of operations.

Market Risk

     In 1997 the Securities and Exchange Commission issued market risk disclosure requirements to enhance disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments. The Company manages risk exposure involving various levels of management. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Current and proposed underwriting, corporate development, merchant banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Company monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

   The Company maintains inventories as detailed in Note 5 to the Consolidated Financial Statements. The fair value of these securities at December 31, 1998, was $13,746,000 in long positions and $305,000 in short positions. The Company performed an entity-wide analysis of the Company's financial instruments and assessed the related risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at December 31, 1998 will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Impact of Inflation

     Although the precise effect of inflation on the present operations of the Company cannot accurately be determined, management believes that continuation of the general levels of inflation experienced in recent years will not have a significant impact on the Company's current and contemplated operations.

Other Matters

     In connection with the Combination, the Company prepaid in full its $2,061,000 of aggregate outstanding indebtedness owed to Gilman
CMG, Inc., using cash on hand and $2,000,000 of borrowings under the line of credit with the SunTrust Facility and the Wilmington Facility.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information contained in Item 7, "Management's Discussion and
Analysis of Financial Condition and Results of Operations   Market
Risk" is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and the report of independent public accountants identified in Item 14(a) are included in this report beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding the directors and executive officers of the Company is set forth in the following table and paragraphs.


              Name                                                    Age         Position(s) with the Company
              ----                                                    ---         ----------------------------
              Marshall T. Leeds . . . . . . . . . . . . . . . .       43       President, Chief Executive Officer,
                                                                               and Chairman of the Board

              Joel E. Marks . . . . . . . . . . . . . . . . . .       42       Executive Vice President, Chief
                                                                               Financial Officer, Secretary, and
                                                                               Director

              Sanford B. Cohen  . . . . . . . . . . . . . . . .       41       Director

              Wm. Dennis Ferguson . . . . . . . . . . . . . . .       55       Executive Vice President and
                                                                               Director

              Gregg S. Glaser . . . . . . . . . . . . . . . . .       39       Executive Vice President,
                                                                               Treasurer, and Director

              Jeffrey H. Lehman . . . . . . . . . . . . . . . .       38       Executive Vice President and
                                                                               Director

         Marshall T. Leeds, a co-founder of JWGFS, the predecessor of the Company, in 1983, also serves as President and Chief Executive Officer of certain of the Company's wholly-owned subsidiaries. Mr. Leeds is a past Chairman of Regional Investment Association, Inc. ("RIBA"), the country's largest association of independent broker-dealers involved in the underwriting of debt and equity securities, and he currently serves on the Independent Contractor Firm Committee of the Securities Industries Association.

     Joel E. Marks, the other co-founder of JWGFS, also serves as Executive Vice President of certain of the Company's wholly-owned subsidiaries. Mr. Marks is a Certified Public Accountant, and, prior to 1983, he was employed in various capacities in both the audit and tax departments of the international accounting and consulting firm of Deloitte & Touche LLP. From 1987 to 1994, he served as Senior Vice President and Chief Financial Officer of Automobile Protection Corporation-APCO, an unaffiliated public corporation. From 1996 to 1998, Mr. Marks served as the Chairman of RIBA.

     Sanford B. Cohen has been a director of the Company since
February, 1999.  In 1985, Mr. Cohen founded Prescott Valley
Broadcasting Co., Inc., owner of KIHX-FM and KQNA-AM radio stations in Prescott Valley, Arizona, and has been its President since its inception. From 1982 to 1984, Mr. Cohen was Vice President of
National Phonecasting Co., a joint venture with Gannett Broadcasting Corp., a private company engaged in telephone broadcasting of financial information. Mr. Cohen received his B.A. degree in Economics in 1979 from Michigan State University.

     Wm. Dennis Ferguson also serves as Executive Vice President of certain of the Company's wholly-owned subsidiaries. From July 21, 1990 to October 31, 1990, prior to its acquisition by Company, Mr. Ferguson served as acting President and Chief Executive Officer of the predecessor company ("Old JWC Financial") which was acquired by the Company on November 1, 1990. From 1981 to 1990, he held various executive positions at Old JWC Financial. Mr. Ferguson received a Bachelor of Science degree from Florida Southern College and attended Florida Atlantic University Graduate School. From 1978 to 1980, Mr. Ferguson was Area Vice President and Office Manager for the investment banking firm of Dean Witter Reynolds.

     Gregg S. Glaser also serves as Executive Vice President and Treasurer of certain of the Company's wholly-owned subsidiaries. Mr. Glaser graduated with a Bachelor of Science degree in accounting from the University of Florida. From 1981 to 1986, when he joined Old JWC Financial, Mr. Glaser was a senior auditor with the Fort Lauderdale office of the international accounting and consulting firm of Price Waterhouse LLP.

     Jeffrey H. Lehman is also Executive Vice President of the Company and Director of Corporate Finance of JWG Capital. From 1984 to 1996 he was employed by Ladenburg, Thalmann & Co. Inc., most recently as Managing Director of Corporate Finance and Director of Mergers and Acquisitions. Mr. Lehman also served as a member of the Board of Directors and Management Committee of Ladenburg, Thalmann. He received his Masters in Business Administration with distinction from the Wharton School of the University of Pennsylvania in 1983.


Board Committees

     Audit Committee. The Audit Committee's principal functions include reviews of audit plans, scope of examinations and findings of the Company's independent public accountants; significant legal matters; internal controls; and the adequacy of insurance coverage. Further, it is the responsibility of this committee to recommend to the Board the annual appointment of the independent public accountants; to review the findings of external regulatory agencies; and to oversee the accounting policies used in preparing the Company's financial statements. The Audit Committee also supervises independent audits of the Company and its subsidiaries and oversees the establishment of appropriate policies and internal accounting controls. Messrs. Cohen and Glaser are presently the only members of the Audit Committee; the Company expects to add to its Board of Directors another independent director, who will become a member of this committee as well.

     Compensation Committee. The Compensation Committee oversees the Company's compensation policies and programs. Messrs. Cohen and Marks are presently the only members of the Compensation Committee; the Company expects to add to its Board of Directors another independent director, who will become a member of this committee as well.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who beneficially own more than ten percent of the Company's Common Stock

("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and with the National Association of Securities Dealers, Inc. ("NASD"). Officers, directors and ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it and information furnished to the Company by such persons, the Company believes that during the Company's fiscal year ended December 31, 1998, all its officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements.

Arrangements For Board

     In connection with the series of transactions between JWGFS and Wilmington Trust Company ("Wilmington"), as more fully described under "Certain Relationships and Related Transactions" herein, JWGFS granted Wilmington the right to appoint one person to serve on its Board of Directors. The Company has agreed to honor that agreement.
Wilmington has not yet exercised such right.

ITEM 11. EXECUTIVE COMPENSATION.

                                SUMMARY COMPENSATION TABLE

                                                                                                 Long-Term
                                                                                               Compensation
                                Annual Compensation                                             Awards <F1>
______________________________________________________________________________________________________________________________

          Name                                                                      Restricted   Options/       All Other
 and Principal Position       Year       Salary          Bonus          Other          Stock       SARs        Compensation
______________________________________________________________________________________________________________________________

Marshall T. Leeds             1998    $    401,090   $  1,104.224             <F2>  $   45,224         -      $  13,200 <F3>
President and Chief           1997    $    279,446   $  1,110,895   $ 430,868 <F3>           -    75,000      $  13,200 <F3>
Executive Officer             1996    $    270,519   $  1,246,612           -                -    75,000      $  13,000 <F3>

Joel E. Marks                 1998    $    219,680   $    392,258             <F5>                     -      $   3,200 <F6>
Chief Financial Officer and   1997    $    180,775   $    388,813           -           19,447    26,250      $   3,200 <F6>
Executive Vice President      1996    $    175,000   $    431,616           -                -    26,250      $   3,000 <F6>

Wm. Dennis Ferguson           1998    $    120,000   $    147,322           -                -         -      $   3,200 <F6>
Executive Vice President      1997    $    120,000   $    194,977           -                -         -      $   3,200 <F6>
                              1996    $    120,000   $    262,563           -                -     7,500      $   3,000 <F6>

Gregg S. Glaser               1998    $    195,123   $     98,036           -                -    60,000      $   3,200 <F6>
Treasurer and Executive       1997    $    128,594   $     85,450           -                -    11,250      $   3,200 <F6>
Vice President                1996    $    125,253   $     72,696           -                -    11,250      $   3,000 <F6>

Philip C. Stapleton(7)        1998    $    135,417   $    100,268           -                -         -      $       -
Chief Operating Office and
Executive Vice President

Will K. Weinstein(8)          1998    $    247,808   $          -   $    888,922             -         -      $       -
Vice Chairman
_______________________________________________________________________________________________________________________________


_________________

<F1> There were no payouts of long-term compensation during the fiscal year.

<F2> Does not reflect $533,750 of Special Payments to Mr. Leeds pursuant to his Nonsolicitation Agreement that was entered into in connection with the Combination. See "- Nonsolicitation
     Agreements", below.

<F3> Includes $10,000 for tax return preparation and financial services and a Company matching contribution of $3,200 with respect to the Company's 401(k) plan.

<F4> Represents gross-up for the payment of taxes upon exercise of stock options.

<F5> Does not reflect $215,000 of Special Payments to Mr. Marks pursuant to his Nonsolicitation Agreement that was entered into in connection with the Combination. See "- Nonsolicitation
     Agreements", below.

<F6> Represents Company matching contribution with respect to the
     Company's 401(k) plan.

<F7> Reflects amounts paid or accrued by the Company following the
     Combination on June 12, 1998. Mr. Stapleton resigned his positions with the Company on March 3, 1999.

<F8> Reflects amounts paid or accrued by the Company following the
     Combination on June 12, 1998. Mr. Weinstein resigned his positions with the Company on March 3, 1999.


     The following tables show, as to the Company's Chief Executive Officer and Named Executive Officers, certain information with respect to options granted to them. No stock appreciation rights ("SARs") have been granted.
                             ____________

     Directors who are not employees of the Company receive an annual retainer of $5,000, and receive $750 and $500, respectively, for their attendance at Board of Directors or Board committee meetings. Directors who are employees of the Company are not compensated for their service on the Board or Board committees. Each director is also reimbursed for travel expenses incurred in connection with attending meetings.

     The following tables show, as to the Company's Chief Executive Officer and Named Executive Officers, certain information with respect to options granted to them. No stock appreciation rights ("SARs") have been granted.

                 Option/SAR Grants In Last Fiscal Year
                          (Individual Grants)

     The following table sets forth further information on grants of stock options during 1998 to each of the Named Executive Officers, if any were granted, pursuant to the Company's 1990 Stock Option Plan. No stock appreciation rights were granted during 1998.

______________________________________________________________________________________________________________
                                                                                   Potential Realizable
                                                                                  Value at Assumed Annual
                                                                                   Rates of Stock Price
                                                                                  Appreciation for Option
                                Individual Grants                                         Term <F1>
______________________________________________________________________________________________________________
                                         % of total
                            Number of      Options
                           Securities    granted to
                           Underlying     employees     Exercise
                             Options      in fiscal     or base     Expiration
           Name              Granted        year         price         date           5%           10%
                               (#)                     ($/Share)
______________________________________________________________________________________________________________
  Marshall T. Leeds <F1>     15,075          3.1         $ 5.63     12/31/2008     $ 53,376     $135,265

  Joel E. Marks <F2>          6,482          1.3         $ 5.63     12/31/2008     $ 22,951     $ 58,161

  Gregg S. Glaser <F3>       60,000         12.3         $10.50     10/13/2003     $174,057     $384,621
______________________________________________________________________________________________________________

________________

<F1> Illustrates the value that may be realized upon the exercise of options immediately prior to the expiration of their term, assuming specified compound rates of appreciation on the Company's Common Stock over the term of the options. Assumed rates of appreciation are not necessarily indicative of future stock performance.

<F2> The assumed notes of appreciation of five and ten percent would result in the per share price of the Company's Common Stock increasing to $9.17 and $14.60, respectively. Over the past ten years, the market price for the Company's Common Stock has increased at a compound annual rate of approximately 54%.

<F3> The assumed annual rates of appreciation of five and ten percent would result in the per share price of the Company's Common Stock increasing to $13.40 and $16.91, respectively. Over the past five years, the market price for the Company's Common Stock has increased at a compound annual rate of approximately 17.5%.

            Aggregated Option Exercises In Last Fiscal Year
                   And Fiscal Year-End Option Values

   The following table sets forth further information with respect to option exercises during 1998 and unexercised stock options held by each of the Named Executive Officers at December 31, 1998, if he exercised or held any.

________________________________________________________________________________________________________________________

                                                                              Number of            Value of
                                                                              Securities         Unexercised In-
                                                                              Underlying            The-Money
                                                                              Unexercised            Options at
                                                                              Options at          December 31, 1998
                                                                           December 31, 1998 (#)       ($) <F1>

                            Shares Acquired on                               Exercisable (E)/      Exercisable (E)/
         Name                  Exercise (#)          Value Realized ($)      Unexercisable (U)     Unexercisable (U)
________________________________________________________________________________________________________________________
  Marshall T. Leeds                    -                       -               150,000 (E)         $108,338 (E)
                                                                                15,075 (U)            4,711 (U)

  Joel E. Marks                        -                       -                52,500 (E)          $37,920 (E)
                                                                                 6,482 (U)            2,026 (U)

  Wm. Dennis Ferguson             45,000                $497,115                 7,500 (E)          $13,878 (E)
                                                                                     - (U)                - (U)

  Gregg S. Glaser                 11,250                 $69,334                31,250 (E)                - (E)
                                                                                40,000 (U)                - (U)
________________________________________________________________________________________________________________________

_______________________

<F(1>  On December 31, 1998, the closing price of the Company's Common
       Stock on The American Stock Exchange was $5.9375.

Stock on The American Stock Exchange was $5.9375.


Employment Agreement

     Messrs. Leeds, Marks, and Glaser. The Company has entered into an employment agreement with each of Messrs. Leeds, Marks, and Glaser pursuant to which Mr. Leeds is employed as Chairman of the Board, President, and Chief Executive Officer of the Company, Mr. Marks is employed as Executive Vice President and Chief Financial Officer of the Company and Mr. Glaser is employed as Executive Vice President of the Company.

     The term of the agreement for each of Messrs. Leeds, Marks and Glaser extends to December 31, 2001 and each agreement is automatically extended for successive one-year terms thereafter unless either party gives six-months' prior written notice to the other party of its election not to extend the term. Messrs. Leeds', Marks', and Glaser's base annual salaries are $500,000, $250,000, and $250,000, respectively, with an annual cost of living increase, if applicable.

     In addition, the agreements for Messrs. Leeds and Marks require the Company to establish an executive bonus pool (the "Executive Bonus Pool"), which has been established in the form of the Company's shareholder approved Management Incentive Bonus Plan, pursuant to which an aggregate of 15% of the Company's annual pre-tax profits will be paid to Messrs. Leeds and Marks. Messrs. Leeds and Marks will be eligible to receive 50% and 21.5%, respectively, of the Executive Bonus Pool as determined by the committee of the Board of Directors responsible for the Executive Bonus Pool of the Company, subject to downward adjustment to 35% and 5%, respectively, at the discretion of such committee. Pursuant to Mr. Glaser's agreement, the Company will pay an annual bonus to him equal to 0.616% of the Company's consolidated pre-tax income. In addition, the Company has issued to Mr. Glaser options to purchase 60,000 shares of Company common stock at an exercise price of $10.50 per share. Options for 20,000 shares vested on the date of grant, and options for an additional 20,000 shares will vest on each of June 16, 1999 and 2000.

     If the Company (i) terminates the employment of Messrs. Leeds, Marks, or Glaser other than for cause or as a result of the death or disability of any such person; (ii) reduces his authority, duties, or standing within the Company without his consent; or (iii) experiences a change of control (as defined) without his consent and he subsequently terminates his employment, then the Company will pay to such person an amount equal to his aggregate base annual salary for the remainder of the term of his employment agreement (or a minimum of 12 months) and bonus payments to which he would have been entitled for the remainder of the term had his employment not terminated, and all outstanding stock options held by such person will become fully vested.

Nonsolicitation Agreements

     Messrs. Leeds and Marks have entered into nonsolicitation agreements with the Company for a period of seven years from June 12, 1998 (the "Nonsolicitation Agreements"). In connection with those agreements and in consideration for Messrs. Leeds' and Marks' agreements to terminate the financial terms of their employment agreements with JWCFS in connection with the Share Exchange, the Company agreed to make certain payments to each of them (the "Special Payments"). Messrs. Leeds and Marks agreed to accept their respective Special Payments in the form of one-half cash and one-half restricted shares of JWGenesis Common Stock.

     The cash portion of the Special Payments consists of four equal installments, the first paid in July 1998 and the remaining installments to be paid on January 15, 1999, 2000 and 2001, in the amounts of $533,750 and $215,000 each for Messrs. Leeds and Marks, respectively. If the employment of either Messrs. Leeds or Marks is terminated for any reason other than cause, any unpaid cash installment to him must be paid within 30 days of termination. The restricted shares portion of the Special Payments will be paid by the issuance to Messrs. Leeds and Marks of 255,689 shares and 109,994 shares, respectively, of JWGenesis Common Stock, subject to forfeiture as described below. (Such numbers of shares were derived from a formula to yield a value (based on 80% of the average closing price of the JWCFS Common Stock for the 10 consecutive trading days immediately preceding consummation of the Combination, or $8.35 per share) equal to $2,135,000 in the case of Mr. Leeds and $860,000 in the case of Mr. Marks.) Twenty-five percent of the shares issued to Messrs. Leeds and Marks will vest on January 15, 2002 and an additional 25% on each January 15 in 2003 through 2005. All unvested shares of Messrs. Leeds or Marks will be subject to forfeiture at any time there is a violation of his respective Nonsolicitation Agreement. In the event of a change in control of the Company, all such shares become immediately vested, and the forfeiture provisions with respect to such shares will no longer be in force.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

     The following table sets forth the holdings of Common Stock, which is the Company's only class of voting securities, by the only stockholders who, as of March 10, 1999, were known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, by all directors, by each of the Named Executive Officers, and by all directors and executive officers of the Company as a group, as of the same date. Unless otherwise indicated, the person or entity has sole power to vote and dispose of the shares.
The address for each of Messrs. Leeds, Marks, Ferguson, Glaser, and Cohen is c/o the Company at 980 North Federal Highway, Suite 310, Boca Raton, Florida 33432; the address for Mr. Lehman is 599 Lexington Avenue, New York, New York 10022; the address for Mr. Weinstein is c/o Jackson Square Partners, 909 Montgomery Street, Suite 600, San Francisco, California 94133; and the address for WT Investments, Inc. is 1100 N. Market Street, Wilmington, Delaware 19890.

                                         Number of Shares
  Name of Beneficial Owner                Beneficially Owned         Percent of Class <F1>
  -----------------------                 ------------------         ----------------
 Marshall T. Leeds <F2>                           703,956                 12.1
 WT Investments, Inc. <F3>                        400,000                  7.1
 The Will K. Weinstein Revocable
   Trust                                          317,751                  5.6
 Joel E. Marks <F4>                               324,505                  5.7
 Jeffrey H. Lehman                                162,502                  2.9
 Gregg S. Glaser <F5>                              96,407                  1.7
 Wm. Dennis Ferguson <F6>                          75,315                  1.3
 Sanford B. Cohen                                       -                    -
 All directors and executive
   officers as a group (6 persons) <F7>         1,362,685                 23.1
______________

<F1> Based on 5,652,833 shares issued and outstanding, and, as to each owner separately for such owner's percentage, an additional number of shares not yet outstanding as to which such person has the right to acquire ownership within 60 days.

<F2> Includes 150,000 shares of Common Stock issuable upon exercise of currently exercisable stock options. Does not include 255,689 shares of Common Stock to be issued pursuant to his Nonsolicitation Agreement with the Company. See "Executive
     Compensation - Nonsolicitation Agreements".

<F3> Includes 400,000 shares of Common Stock issuable upon exercise of currently exercisable warrants.

<F4> Includes 52,500 shares of Common Stock issuable upon exercise of currently exercisable stock options, 73,750 shares of Common Stock owned by Mr. Marks' wife and 120,000 shares of Common Stock owned by Mr. Marks as custodian for his minor children. Does not include 102,994 shares of Common Stock to be issued pursuant to his Nonsolicitation Agreement with the Company. See "Executive Compensation - Nonsolicitation Agreements."

<F5> Includes 31,250 shares of Common Stock issuable upon exercise of currently exercisable stock options.

<F6> Includes 7,500 shares of Common Stock issuable upon exercise of currently exercisable stock options.


<F7> Includes an aggregate of 241,250 shares issuable to members of the group pursuant to currently exercisable stock options; see Notes (2), (4), (5) and (6) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In January 1996, JWGFS obtained an unsecured $2,500,000 revolving line of credit from Wilmington Trust Company ("Wilmington") for general corporate purposes (the "Wilmington Facility"). The Wilmington Facility matures on December 31, 2002, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the Wilmington Facility bear interest at Wilmington's National Commercial Rate, with interest payments due monthly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $7,000,000, plus 30% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive nine-quarter period. In connection with the Share Exchange, the Company assumed the obligations of JWGFS under the Wilmington Facility, including obligations of JWGFS with respect to board membership, the Wilmington Warrant and the Wilmington Marketing Agreement, all described in the next paragraph. At December 31, 1998, the balance outstanding under the Wilmington Facility was $1,500,000.

     In connection with the Wilmington Facility, Wilmington has the right to designate one person to serve on the Company's Board of Directors, which right Wilmington has not yet exercised. In addition, JWGFS entered into a Marketing Agreement with Wilmington Trust FSB (the "Wilmington Marketing Agreement") and granted W T Investments, Inc. a warrant, which has been assumed by the Company and now relates to the purchase of up to 400,000 shares of the Company's Common Stock at any time prior to December 31, 2002 (the "Wilmington Warrant") at an exercise price of $11.30. The Wilmington Marketing Agreement provides that the Company will market certain products and services, initially personal trust and asset management services, provided by Wilmington Trust FSB to the Company's brokers, clients, and prospects.

     In connection with the Combination, the Company entered into the Nonsolicitation Agreements with Messrs. Leeds and Marks, which are described above under "Executive Compensation - Nonsolicitation Agreements". These agreements were approved by the shareholders of JWGFS in connection with their approval of the Share Exchange and the Combination.

     On March 3, 1999, pursuant to the Conciliation Agreement, the Company consummated the Divestiture and its related series of arrangements with Messrs. Stapleton and Weinstein, each of whom was an executive officer and director of the Company until such consummation. See "Business - Recent Developments - The Genesis Divestiture".

                                PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     (1) The following consolidated financial statements of JWGENESIS FINANCIAL CORP. and subsidiaries are included in Part II - Item 8 of this Form 10-K:

          Consolidated Statements of Financial Condition as of December 31, 1998 and 1997.

          Consolidated Statements of Income For the Years Ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Cash Flows For the Years Ended December 31, 1998, 1997 and 1996.

          Notes to Consolidated Financial Statements.

     (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because the required information is not required under the related instructions, is inapplicable, or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits included herein:

     Exhibit Number      Description of Exhibit

          3(a) Articles of Incorporation of JWGenesis (incorporated by reference to Exhibit 3.1 to JWGenesis' Registration Statement on Form S-4 (File No. 333-47693) filed with the Commission on April 22, 1998 (the "Combination S-4")).

          3(b)           By-Laws, as amended, of JWGenesis.

         10(a) Promissory Note and Loan Agreement between JWCharles Financial Services, Inc., then known as Corporate Management Group, Inc., Commission No. 0-14772, the predecessor in interest of the Company (the "Predecessor"), and Wilmington Trust Company dated January 19, 1996 (incorporated by reference to Exhibit 10(i) to the Predecessor's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

         10(b) Amended and Restated Common Stock Purchase Warrant issued to W T Investments, Inc. dated February 27, 1998 (incorporated by reference to Item 10(f) of the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1997).

     Exhibit Number      Description of Exhibit

         10(c) Revolving Loan Agreement between the Predecessor and SunTrust Bank, South Florida, N.A. dated December 18, 1996 (incorporated by reference to Item 10(i) of the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1996).

         10(d) Common Stock Purchase Warrant issued to SunTrust Banks, Inc. dated August 26, 1996 (incorporated by reference to Item 10(m) of the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1996).

         10(e) Equity Exchange and Conciliation Agreement by and Among the Company, Marshall T. Leeds, Joel E. Marks, JWGenesis Capital Markets, LLC, The Will K. Weinstein Revocable trust, Philip C. Stapleton, Will K. Weinstein, and other Members of the Stapleton Group dated March 3, 1999 (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on March 18, 1999).

          21             Subsidiaries of the Registrant.

          23             Consent of PricewaterhouseCoopers LLP.

        99(a) Amended and Restated Agreement and Plan of Combination, dated as March 9, 1998, among JWGFS, the Company, Genesis and the owners of all of the equity interests in Genesis (incorporated by reference to Exhibit 2.1 to the Combination S-4).

        99(b)            Employment Agreement between the Company and Marshall
                         T. Leeds (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

        99(c)            Employment Agreement between the Company and Joel E.
                         Marks (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

        99(d)            Employment Agreement between the Company and Philip C.
                         Stapleton (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

        99(e)            Employment Agreement between the Company and Gregg S.
                         Glaser (incorporated by reference to Exhibit 99(e) to the Company's Registration Statement on Form S-4, Commission File No. 333-66751) (the "Glaser Employment Agreement").

        99(f)            Amendments to Glaser Employment Agreement.

        99(g)            Employment Agreement between the Company and Will K.
                         Weinstein (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

        99(h)            Nonsolicitation Agreement between the Company and
                         Marshall T. Leeds.

        99(i)            Nonsolicitation Agreement between the Company and Joel
                         E. Marks.


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year.

                     INDEX TO FINANCIAL STATEMENTS



JWGenesis Financial Corp. and Subsidiaries

Index to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------


                                                                                                     Page

Consolidated Financial Statements
---------------------------------
Report of Independent Certified Public Accountants

    Years Ended December 31, 1998, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . .       F-2

Consolidated Statements of Financial Condition

    December 31, 1998 and 1997    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-3

Consolidated Statements of Income

    Years Ended December 31, 1998, 1997 and 1996    . . . . . . . . . . . . . . . . . . . . . .       F-4

Consolidated Statements of Changes in Stockholders' Equity

    Years Ended December 31, 1998, 1997 and 1996    . . . . . . . . . . . . . . . . . . . . . .       F-5

Consolidated Statements of Cash Flows

    Years Ended December 31, 1998, 1997 and 1996    . . . . . . . . . . . . . . . . . . . . . .       F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .       F-7




Financial Statement Schedules
-----------------------------

All schedules are omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

          Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of JWGenesis Financial Corp.


In our opinion, the accompanying consolidated financial statements listed in the index appearing on page F-1, present fairly, in all material respects, the financial position of JWGenesis Financial Corp. and its subsidiaries (the "Company"), at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP
Tampa, Florida
March 26, 1999

JWGenesis Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition
------------------------------------------------------------------------------

                                                                                                 December 31,
                                                                                     ----------------------------------
                                                                                           1998             1997
                                                                                     --------------     --------------
    ASSETS
Cash and cash equivalents                                                            $  16,978,000      $   11,512,000
Commissions and other receivables from clearing brokers                                  3,655,000             716,000
Receivable from customers, net of allowance for
   doubtful accounts of $426,000 and $546,000                                          117,579,000         107,507,000
Receivable from brokers and dealers                                                      3,260 000           4,532,000
Securities owned, at estimated fair value                                               13,746,000           9,010,000
Cost in excess of the fair value of net assets acquired (Note 2)                        14,838,000                   -
Furniture, equipment and leasehold improvements, net
   of accumulated depreciation and amortization of
   $3,035,000 and $2,433,000                                                             3,386,000           1,742,000
Income taxes receivable                                                                          -             294,000
Deferred tax asset                                                                               -           1,621,000
Other, net of allowance for doubtful accounts                                            6,952,000           3,798,000
   of $1,047,000 and $900,000                                                        -------------      --------------
                                                                                     $ 180,394,000      $  140,732,000
                                                                                     =============      ==============
    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Short-term borrowings from banks                                                  $  16,988,000      $   29,423,000
   Accounts payable, accrued expenses and other liabilities                             17,319 000          12,043,000
   Payable to customers                                                                 49,218,000          35,055,000
   Payable to brokers and dealers                                                       42,283,000          32,975,000
   Securities sold, not yet purchased, at estimated fair value                             305,000             567,000
   Lines of Credit                                                                       3,000,000             890,000
   Deferred tax liabilities                                                                356,000                   -
   Notes payable to affiliate (Note 8)                                                           -           5,113,000
   Income taxes payable                                                                    656,000                   -
                                                                                     -------------      --------------
                                                                                       130,125,000      $  116,066,000
                                                                                     -------------      --------------
Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock $.001 par value--authorized 5,000,000
    shares; no shares issued or outstanding                                                     -                    -
   Common stock $.001 par value--authorized 9,056,000
    issued and outstanding 5,501,054 and 3,690,743 shares                                    6,000               4,000
   Additional paid-in capital                                                           22,987,000           4,018,000
   Retained earnings                                                                    27,283,000          20,651,000
   Treasury stock, at cost, 900 shares                                                      (7,000)             (7,000)
      Total stockholders' equity                                                     -------------      --------------
                                                                                        50,269,000          24,666,000
                                                                                     -------------      --------------
                                                                                     $ 180,394,000      $  140,732,000
                                                                                     =============      ==============

                             The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


JWGenesis Financial Corp. and Subsidiaries
Consolidated Statements of Income
------------------------------------------------------------------------------------------------------------
                                                                       Year ended December 31,
                                                         ---------------------------------------------------
                                                              1998              1997               1996
                                                         --------------    -------------      --------------
Revenues:
  Commissions                                            $  63,250,000     $  49,907,000      $  42,945,000
  Market making and principal
   transactions, net                                        24,825,000        20,836,000         24,315,000
  Interest                                                  14,218,000        11,363,000          9,625,000
  Clearing fees                                             12,914,000        12,338,000         11,463,000
  Other                                                      3,683,000         2,738,000          2,672,000
                                                         -------------     -------------      -------------
                                                           118,890,000        97,182,000         91,020,000
                                                         -------------     -------------      -------------
Expenses:
  Commissions and clearing costs                            58,460,000        51,238,000         47,229,000
  Employee compensation and benefits                        22,074,000        16,278,000         14,911,000
  Occupancy and equipment rental                             6,286,000         5,180,000          4,520,000
  Communications                                             4,539,000         3,361,000          3,809,000
  General and administrative                                11,060,000         6,946,000          8,431,000
  Interest                                                   5,418,000         4,387,000          3,888,000
                                                         -------------     -------------      -------------
                                                           107,837,000        87,390,000         82,788,000
                                                         -------------     -------------      -------------

Income before income taxes                                  11,053,000         9,792,000          8,232,000
Provision for income taxes                                   4,421,000         3,689,000          2,207,000
                                                         -------------     -------------      -------------
Net income                                               $   6,632,000     $   6,103,000      $   6,025,000
                                                         =============     =============      =============
Net income per common share:
 Basic                                                   $        1.38     $        1.77      $        1.42
                                                         -------------     -------------      -------------
 Diluted                                                 $        1.25     $        1.50      $        1.26
                                                         -------------     -------------      -------------
Weighted average common shares:
 Basic                                                      4,813,643         3,443,141          4,245,895
                                                         -------------     -------------      -------------

 Diluted                                                    5,317,368         4,069,594          4,783,582
                                                         -------------     -------------      -------------

                             The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JWGENESIS Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Additional                                                Total
                                              Common Stock        Paid-In      Retained           Treasury Stock       Stockholders'
                                          Shares       Amount     Capital      Earnings      Shares         Amount         Equity
Balance at December 31, 1995             5,872,122  $ 6,000    $  762,000   $  8,790,000        -        $     -       $ 9,558,000
   Issuance of common stock upon
    exercise of stock options              232,087        -        56,000              -        -              -            56,000
   Net income                                   -         -             -      6,025,000        -              -         6,025,000
   Purchase of mandatorily
    redeemable common stock            (2,873,773)   (3,000)        3,000             -         -              -                 -
   Accretion of mandatorily
    redeemable common stock                     -         -             -       (267,000)       -              -          (267,000)
                                       ----------   -------    ----------   ------------    ------       --------      -----------
Balance at December 31, 1996            3,230,436     3,000       821,000     14,548,000        -              -        15,372,000
   Issuance of common stock upon
     exercise of stock options            105,456         -        37,000              -        -              -            37,000
   Issuance of common stock for
     AGRO acquisition                     354,851     1,000     2,927,000              -        -              -         2,928,000
   Net income                                   -         -             -      6,103,000        -              -         6,103,000
  Purchase of treasury shares                   -         -             -              -     (900)        (7,000)           (7,000)

   Tax benefit related to non-
    option exercise                             -         -       233,000              -        -              -           233,000
                                       ----------   -------    ----------   ------------    ------       --------      -----------
Balance at December 31, 1997            3,690,743     4,000     4,018,000     20,651,000     (900)        (7,000)       24,666,000
   Issuance of common stock upon
    exercise of stock options             181,518         -       208,000              -        -              -           208,000
   Net income                                   -         -             -      6,632,000        -              -         6,632,000
   Issuance of common stock for
    Genesis Merchant Group Securities   1,500,000     2,000    17,848,000              -        -              -        17,850,000
   Issuance of common stock through
    employee stock purchase plan           78,965         -       613,000              -        -              -           613,000
   Issuance of common stock for AGRO       49,828         -       300,000              -        -              -           300,000
                                       ----------   -------   -----------   ------------    ------       --------      -----------
Balance at December 31, 1998            5,501,054   $ 6,000   $22,987,000   $ 27,283,000     (900)       $(7,000)      $50,269,000
                                       ==========   =======   ===========   ============    ======       ========      ===========




JWGenesis Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------

                                                                                          Year ended December 31,
                                                                           --------------------------------------------------
                                                                                  1998              1997             1996
                                                                           --------------      ------------      ------------
OPERATING ACTIVITIES
 Net income                                                                 $   6,632,000      $  6,103,000      $  6,025,000
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
       Depreciation and amortization on furniture,
        equipment and leasehold improvements                                      325,000           335,000           264,000
       Amortization of cost in excess of the fair value of
        net assets acquired and other                                             631,000            95,000           535,000
       Loss (gain) on disposal of furniture, equipment
        leasehold improvements                                                     12,000            (3,000)            7,000
       Deferred taxes                                                           1,977,000            98,000          (708,000)
       Change in assets and liabilities, net of effect from acquisition:
         Commissions and other receivables from clearing                          183,000         1,487,000           547,000
         Receivable from customers                                            (10,072,000)       (8,897,000)      (17,172,000)
         Receivable from brokers and dealers                                    1,272,000          (843,000)        2,063,000
         Securities owned                                                      (4,736,000)         (335,000)        6,178,000
         Income taxes receivable                                                  294,000          (294,000)                -
         Other assets                                                          (2,098,000)       (1,121,000)         (380,000)
         Accounts payable, accrued expenses and other                           2,446,000         1,163,000         1,530,000
         Payable to customers                                                  14,163,000       (15,843,000)       19,547,000
         Payable to brokers and dealers                                         8,916,000         8,839,000         1,926,000
         Securities sold, net yet purchased                                      (305,000)          117,000        (3,624,000)
         Income taxes payable                                                     656,000           (34,000)         (425,000)
                                                                           --------------      -------------     ------------
            Net cash provided by (used in) operating activities                20,296,000        (9,133,000)       16,313,000
                                                                           --------------      -------------     ------------
INVESTING ACTIVITIES

  Purchases of furniture, equipment and leasehold                              (1,157,000)         (886,000)         (312,000)
  Proceeds from disposal of furniture, equipment and
   leasehold improvements                                                           2,000             6,000           100,000
                                                                           --------------      -------------     ------------
           Net cash used by investing activities                               (1,155,000)         (880,000)         (212,000)
                                                                           --------------      -------------     ------------
FINANCING ACTIVITIES

  Change in short-term borrowings from banks                                  (12,435,000)       12,048,000       (10,763,000)
  Change in lines of credit                                                     2,110,000           890,000                 -
  Change in notes payable to affiliate                                         (5,113,000)       (3,512,000)       (1,000,000)
  Repurchase of mandatorily redeemable common stock                                     -                 -        (1,155,000)
  Issuance of common stock                                                      1,763,000           270,000            56,000
  Purchase of treasury stock, at cost                                                  -             (7,000)                -
                                                                           --------------      -------------     ------------
            Net cash (used in) provided by financing activities               (13,675,000)        9,689,000       (12,862,000)
                                                                           --------------      -------------     ------------
Net increase (decrease) in cash and cash equivalents                            5,466,000          (324,000)        3,239,000
Cash and cash equivalents at beginning of year                                 11,512,000        11,836,000         8,597,000
                                                                           --------------      ------------      ------------
Cash and cash equivalents at end of year                                   $   16,978,000      $ 11,512,000      $ 11,836,000
                                                                           ==============      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during the year for:
    Interest                                                               $   5,645,000       $  3,619,000      $  3,814,000
                                                                           =============       ============      ============

    Income taxes                                                           $   1,785,000       $  3,611,000      $  3,866,000
                                                                           =============       ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
During fiscal 1996, the Company redeemed mandatorily redeemable common stock in the amount of $6,125,000 by using an unsecured promissory note payable to an affiliate for an equal amount.
During fiscal 1998, 1997 and 1996, respectively, the Company issued 116,250, 112,500 and 277,500 shares of common stock relating to options exercised for which the consideration received was 30,732, 38,156 and 86,288 shares of common stock, respectively.
In September 1997 and December 1998, respectively, the Company issued 354,851 and 49,828 shares of common stock in connection with the acquisition of The Americas Growth Fund, Inc. (Note 2).
On June 12, 1998, the Company issued 1,500,000 shares of common stock in connection with the acquisition of Genesis
   Merchant Group Securities, LLC.

                             The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


1.    Nature of Business and Summary of Significant Accounting Procedures:

   Operations

   JWGenesis Financial Corp. ("JWGFC" and the "Company") was incorporated as a Florida corporation on January 16, 1998. In a share exchange on June 12, 1998 (see Note 2), JWGFC succeeded the business and operations of JW Charles Financial Services, Inc. and its subsidiaries ("JWCFS") in a transaction which was accounted for in a manner similar to a pooling of interest. The period through June 12, 1998 as well as the years ended December 31, 1997 and 1996 represent the results of operations of JWCFS. JWCFS was incorporated as a Florida corporation in December 1983. Through its subsidiaries, JWGFC is primarily engaged in the securities brokerage and investment banking business.

   Basis of Consolidation

  The accompanying consolidated financial statements include the accounts of JWGenesis Financial Corp. and its subsidiaries:
  JWGenesis Financial Services, Inc. ("JWGFS"), formerly, JW Charles Financial Services, Inc.; Corporate Securities Group, Inc. ("CSG"); JWGenesis Securities, Inc. ("JWG Securities"), formerly JW Charles Securities, Inc.; JWGenesis Clearing Corp. ("JWG Clearing"), formerly JW Charles Clearing Corp.; JWGenesis Capital Corp., formerly CMG Capital Corp.; JWGenesis Insurance Services, Inc.; DMG Securities, Inc. ("DMG"); GSG Securities, Inc., formerly Discount Securities Group, Inc.; and JWGenesis Capital Markets LLC ("JWG Capital Markets"). All consolidated subsidiaries are 100% owned by the Company except for JWG Capital Markets, which is majority owned. JWGFC does not have any significant assets or liabilities other than investments in subsidiaries and goodwill related to the acquisition of JWG Capital Markets (see Note 2). JWGFC functions principally as a holding company and, therefore, it does not have any operations that are material to the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation.

   Management Estimates and Assumptions

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Segment Reporting

  In the fourth quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


   Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and addressing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect the Company's financial position or results of operations but did affect the disclosure of segment information (see Note 17).

   Cash and Cash Equivalents

   Cash and cash equivalents consist of cash, including cash in banks and money market funds.

   Securities Owned and Securities Sold, Not Yet Purchased

   Securities owned, which are readily marketable and securities sold, not yet purchased are recorded at estimated fair value. Securities sold, not yet purchased represent obligations to the Company to deliver specified securities at the contracted prices, thereby creating a liability to purchase the securities at prevailing market prices. Securities owned, which are not readily marketable, are valued at estimated fair value as determined by management.
   The resulting difference between cost and estimated fair value is included in income.

   Cost in Excess of the Fair Value of Net Assets Acquired

   Cost in excess of the fair value of net assets acquired relates to the acquisition of Genesis Merchant Group Securities, LLC (see Note
   2). The amount is being amortized on the straight-line method over 20 years. The carrying value of the cost in excess of the fair value of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable.

   Furniture, Equipment and Leasehold Improvements

   Furniture, equipment and leasehold improvements are recorded at cost. Depreciation and amortization on furniture, equipment and leasehold improvements is provided utilizing the straight-line method over the estimated useful lives of the related assets, which range primarily from five to seven years.

   Transaction Reporting

   Securities transactions and the related revenues and expenses are recorded in the accounts on trade date. Clearing fees include service charges, execution fees and commissions on order flow.

   Income Taxes

   The Company utilizes the asset and liability approach defined in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


   of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement amounts and the tax bases of assets and liabilities.

   Earnings Per Common Share

   Earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective for 1997. SFAS 128 requires the Company to report both basic earnings per common share, which is based on the weighted average number of common shares outstanding, and diluted earnings per common share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Earnings available for common stockholders has not been reduced by the amount of accretion of mandatorily redeemable common stock. Stock repurchasable pursuant to the mandatorily redeemable common stock agreement is included in the weighted average number of common shares outstanding until redeemed. All prior years' earnings per share data in this report have been recalculated to reflect the provisions of SFAS 128 (see Note 16).

   Stock-Based Compensation

   The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") during 1996. Upon adoption of SFAS 123, the Company has retained the intrinsic value method of accounting for stock-based compensation and has disclosed pro forma net income and earnings per common share amounts (See Note 15).

   Reclassifications

   Certain amounts from prior years have been reclassified to conform to the current year presentation. These reclassifications are not material to the consolidated financial statements.

2.   Acquisitions:

   Genesis Merchant Group Securities, LLC

   On January 21, 1998, the Company executed an Agreement and Plan of Combination (the "Combination") with Genesis Merchant Group Securities, LLC ("Genesis") and the owners (the "Genesis Members") of all of the outstanding equity interests in Genesis (the "Genesis Membership Interests"). Genesis is a San Francisco-based investment banking firm with special expertise in institutional research, sales and trading, corporate finance and brokerage processing services. Pursuant to a share exchange with JW Charles Financial Services, Inc. on June 12, 1998, JWGenesis Financial Corp. acquired all of the outstanding shares of JWCFS common stock in exchange for shares of JWGenesis Financial Corp. common stock on a one-for-one basis, and thus replaced JWCFS as the publicly held holding company (the "Share Exchange"). The Share Exchange was part of the Combination, consummated on the same date among JWCFS,

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


   JWGenesis Financial Corp., Genesis, and the owners of a majority of the equity interests in Genesis, in which the owners of Genesis exchanged their equity interests for 1,500,000 shares of JWGenesis Financial Corp. common stock.

   The Company accounted for the acquisition of Genesis using the purchase method of accounting. The results of operations of the acquired entity are included with those of the Company from the June 12, 1998 acquisition date. The cost included the issuance of 1,500,000 shares of common stock valued at approximately $17,850,000 and approximately $800,000 in acquisition costs. Assets acquired of approximately $6,800,000 and liabilities assumed of approximately $3,400,000 have been recorded at their estimated fair values. Cost exceeded the fair value of net assets acquired by approximately $15,250,000.

   The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997 assume that the acquisition had taken place on January 1 of each year.
   The unaudited pro forma results are not necessarily indicative of the results that would have occurred if the assumed transaction had occurred on the dates indicated and are not necessarily indicative of the expected financial position or results of operations in the future.



                                                                         Pro Forma          Pro Forma
                                                                            1998              1997
                                                                        -------------      -------------
                                                                         (Unaudited)        (Unaudited)
             Revenue                                                    $ 131,254,000      $ 127,752,000
             Net income                                                     6,912,000          7,086,000
             Net income per common share:
                 Basic                                                           1.26               1.43
                 Diluted                                                         1.15               1.27

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

   The Americas Growth Fund, Inc.

   On September 22, 1997, the Company completed its exchange tender offer (the "Exchange Offer") to acquire all of the outstanding shares of common stock of The Americas Growth Fund, Inc. ("AGRO") not already owned by the Company. AGRO is a non-diversified, closed-end, management investment company. Prior to the commencement of the Exchange Offer, the Company owned 26% of the outstanding shares of common stock of AGRO. A total of approximately 823,000 shares of AGRO common stock, representing approximately 65% of AGRO common stock tendered, were accepted for exchange by the Company according to the terms of the Exchange
   Offer on the basis of .431 shares of the Company's common stock for each share of AGRO resulting in the issuance by the Company of 354,851 shares of common stock at a price of $8.25 per share. The tendered shares together with the shares already owned by the Company represent approximately 91% of the outstanding shares of AGRO common stock, with the remaining 9% of AGRO shares held by minority shareholders.

   The AGRO acquisition was accounted for under the purchase method of accounting. The Company has consolidated the accounts of AGRO in the accompanying financial statements effective as of September 22, 1997. In accordance with the Exchange Offer, the purchase of the 65% of AGRO common stock tendered was allocated to the fair value of the net assets acquired as follows:


    Tangible assets acquired                     $  2,948,000
    Liabilities assumed                               (20,000)
                                                 ------------
                                                 $  2,928,000
                                                 ============


   At December 31, 1997, the AGRO Minority Shareholders' interests in these accounts was reflected as accrued expenses in the accompanying financial statements. In December 1998, the Company issued 49,828 shares of common stock at a price of $6.02 per share to acquire the remaining 9% of AGRO shares held by minority shareholders and merged into JWGFS. Pro forma information for AGRO is not presented as management has determined that this information does not materially impact the historical financial data.

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

3. Clearing Agreements:

   CSG, JWG Clearing, JWG Securities and JWG Capital Markets have clearing agreements with unaffiliated clearing brokers. Under such agreements, the clearing brokers provide CSG, JWG Clearing, JWG Securities and JWG Capital Markets with certain back-office support and clearing services on all principal exchanges. In order to facilitate transactions with these unaffiliated clearing brokers, CSG, JWG Clearing, JWG Securities and JWG Capital Markets maintain cash balances of approximately $360,000 which earn interest at a rate equal to 1% above the rate customarily paid on credit balances to the clients of the clearing broker. The $360,000 is included in commissions and other receivables from clearing brokers on the accompanying consolidated statements of financial condition.

   Credit losses could arise should the clearing brokers fail to perform. The Company does not require collateral.

4.    Receivable from and Payable to Brokers and Dealers:

   Amounts receivable from and payable to brokers and dealers consist of the following:

                                                                              December 31,
                                                                   ---------------------------------
                                                                        1998               1997
                                                                   --------------     --------------
   Receivable:
    Securities failed to deliver                                   $      850,000     $      680,000
    Deposits on securities borrowed                                     2,056,000          3,642,000
    Other amounts due from brokers and dealers                            354,000            210,000
                                                                   --------------     --------------
                                                                   $    3,260,000     $    4,532,000
                                                                   ==============     ===============
    Payable:
    Securities failed to receive                                   $      786,000     $      805,000
    Deposits on securities loaned                                      34,151,000         27,622,000
    Other amounts due to brokers and dealers                            7,346,000          4,548,000
                                                                   --------------     --------------
                                                                   $  42,283,000      $  32,975,000
                                                                   ================================
/TABLE

   Deposits on securities borrowed and securities loaned represent cash on deposit with or received from other brokers and dealers relating to securities borrowed and securities loaned transactions, respectively. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

5.   Receivable from and Payable to Customers:

   Receivable from and payable to customers arise from cash and margin transactions executed by the Company on the customer's behalf. Receivables are collateralized by securities owned by customers. Such collateral is not reflected in the accompanying consolidated statements of financial condition.

6.   Securities Owned and Securities Sold, Not Yet Purchased:

   Securities owned and securities sold, not yet purchased consist of securities, at estimated fair value, as follows:

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


                                                                                     December 31,
                                                                         ------------------------------
                                                                               1998             1997
                                                                         -------------    --------------
  Securities owned:
    U.S. Government obligations                                          $     840,000     $  4,224,000
    Certificates of deposit                                                     25,000           86,000
    State and municipal government obligations                               3,257,000        2,054,000
    Corporate obligations                                                    1,921,000        1,064,000
    Corporate stocks                                                         1,150,000          751,000
    Non-marketable                                                           6,546,000          546,000
    Other                                                                        7,000          285,000
                                                                         -------------     ------------
                                                                         $  13,746,000     $  9,010,000
                                                                         -------------     ------------
  Securities sold, not yet purchased:
    U.S. Government obligations                                          $      21,000   $       83,000
    Certificates of deposit                                                          -          101,000
    State and municipal government obligations                                  66,000           62,000
    Corporate stocks                                                           110,000          146,000
    Other                                                                      108,000          175,000
                                                                         -------------   --------------
                                                                         $     305,000   $      567,000
                                                                         =============   ==============






   At December 31, 1998, the Company owned, of record, approximately
   300,000 shares of Knight/Trimark Group, Inc. ("NITE"), which were subject to a lock-up agreement until January 11, 1999 and were unregistered at that time. Approximately 60,000 of such shares were allocated to Company management to cover bonus payments due and payable in accordance with the employment agreements in effect as of June 12, 1998, the date of the Combination. The approximate 300,000 NITE shares have a historical cost of $18,000 and are included in non-marketable securities at their estimated fair value of $6,400,000. The resulting difference in cost and estimated fair value of approximately $6,400,000 is included in market making and principal transactions in 1998. On March 3, 1999, the Company sold 225,000 NITE shares, which included 45,000 of the shares allocated to Company management. The Company received net proceeds, before applicable income taxes, of approximately $6,100,000 from the sale of the 180,000 shares allocated to the Company. The remaining NITE shares held by the Company (and the Company's management) are subject to a new lock-up agreement which prohibits their transfer or sale at any time prior to June 3, 1999.

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

7.   Short-Term Borrowings from Banks:

   Borrowings under the Company's financing agreement with a bank bear interest based upon the federal funds rate, are restricted to a percentage of the market value of the related collateral securities, and are due on demand. At December 31, 1998, 1997 and 1996 approximately $16,988,000, $29,423,000 and $17,375,000, respectively, were outstanding under this arrangement. The market value of the collateral relating to was approximately $23,000,000, $40,000,000 and $20,000,000 at December 31,
   1998, 1997 and 1996, respectively, including customer margin account securities of approximately $19,000,000, $37,000,000, and $9,000,000, respectively. The maximum and average amounts outstanding during the year ended December 31, 1998 were approximately $68,000,000, $37,000,000, respectively ($39,000,000 and $28,000,000, respectively, for the year ended December 31, 1997, and $38,000,000 and $22,000,000, respectively, for the year ended December 31, 1996). The average interest rates during the same periods were 6.3%, 6.8%, and 6.3%, respectively.

8.  Notes Payable to Affiliate and Mandatorily
    Redeemable Common Stock:

   On May 15, 1995, the Company and Gilman Securities Corporation ("Gilman") renegotiated the terms of the Company's existing indebtedness to Gilman and entered into a $5,000,000 unsecured promissory note (the "Note"). The Note provided for a principal payment of $1,000,000 in May 1995 and thereafter quarterly principal payments of $250,000 each commencing on July 15, 1995.
   On June 12, 1998, the Company prepaid, without penalty, the entire remaining principal balance due to Gilman. The Company recorded interest expense of $208,000, $628,000 and $637,000 for the three years ended December 31, 1998, 1997 and 1996, respectively, related to this Note.

   On May 15, 1995, the Company entered into a Stock Repurchase Agreement (the "Old Agreement") with Gilman for the repurchase of all of the approximately 49% of the Company's outstanding shares of common stock owned by Gilman. On June 11, 1996, the Company entered into an Amended and Restated Stock Purchase Agreement (the "New Agreement") with Gilman whereby the Company accelerated the repurchase of all of the shares of its common stock owned by Gilman. The total consideration paid by the Company to Gilman consisted of a promissory note in the amount of $6,125,000 (the "Stock Loan"), along with the $1,155,000 in cash that was paid to Gilman under the Old Agreement. The difference between the purchase price under the Old Agreement and the New Agreement was accreted to retained earnings in the year ended December 31, 1996. The Company was required to make an annual principal payment each year on the Stock Loan in an amount equal to 50% of its annual net income, as defined, until the Stock Loan was paid in full. On April 15, 1998 and 1997, the Company made principal payments on the Stock Loan in the amount of $2,552,000 and $2,512,000, respectively. On June 12, 1998, the Company prepaid the entire outstanding principal balance of the Stock Loan without penalty.

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

9.  Estimated Fair Value of Financial Instruments:

   Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized and not recognized in the consolidated statements of financial condition.

   The Company's securities owned, which are readily marketable, and securities sold, not yet purchased are carried at estimated fair value.

   Management estimates that the aggregate net fair value of other financial instruments recognized on the consolidated statements of financial condition (including cash and cash equivalents, receivables and payables, and short-term borrowings) approximates their carrying value, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to repricing.

10.  Commitments and Contingencies:

   In the normal course of business, the Company enters into underwriting commitments. There were no outstanding underwriting commitments at December 31, 1998, 1997 and 1996.

   The Company leases its operations headquarters, branch offices and certain equipment under operating leases that generally allow for renewal and are in effect for various terms through 2003. Lease expense with respect to operating leases for the years ended December 31, 1998, 1997 and 1996 approximated $2,166,000,
   $1,650,000, and $1,448,000, respectively.

   Based upon long-term noncancelable leases and other contractual commitments, the future minimum commitments as of December 31, 1998 are as follows:

     1999                                 $  2,925,000
     2000                                    2,898,000
     2001                                    1,996,000
     2002                                    1,215,000
     2003                                       95,000
     Thereafter                                  7,000
                                          ------------
                                          $  9,136,000
                                          ============

   Included in other assets in the accompanying consolidated statements of financial condition at December 31, 1998 and 1997 are investments in real estate partnerships of $34,000. Under applicable partnership law, the Company, as co-general partner, is contingently liable for any obligations of these real estate limited partnerships that remain unpaid after any dissolution of the partnerships. The Company has not made any provision in the consolidated financial statements for the possible effect of the Company's contingent liability as a co-general partner of its

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

   affiliated partnerships. The Company does not expect to incur any losses or obligations that will have a material adverse effect on its financial position or results of operations.

   The Company is a defendant or co-defendant in various lawsuits incidental to its securities business. The Company is contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each of these lawsuits. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of management, based on discussions with counsel, the outcome of the matters will not result in a material adverse effect on the financial position or results of operations of the Company.

   Two executive members of management (the "Executives") have entered into nonsolicitation agreements with the Company for a period of seven years from June 12, 1998 (the "Nonsolicitation Agreements"). In connection with those agreements and in consideration for the Executives' agreements to terminate the financial terms of their employment agreements with JWCFS in connection with the Share Exchange (see Note 2), the Company agreed to make certain payments in the form of cash and restricted shares. The Company agreed to make total cash payments to the Executives in four equal installments, the first paid in July 1998 and the remaining installments to be paid on January 15, 1999, 2000 and 2001, in an aggregate amount of approximately $750,000 for each installment.
   If the employment of either Executive is terminated for any reason other than cause, any unpaid cash amount must be paid within 30 days of termination. The Company also agreed to issue to the Executives an aggregate amount of approximately 360,000 shares of restricted common stock of the Company. Twenty-five percent of the shares issued to the Executives will vest on January 15, 2002 and an additional 25% on each January 15 thereafter through 2005. All unvested shares will be subject to forfeiture at any time there is a violation of the Nonsolicitation Agreements. In the event of a change in control of the Company, all such shares become immediately vested and the forfeiture provisions with respect to such shares will no longer be in force.

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

11.  Income Taxes:

   The provision (benefit) for income taxes consists of:

                                                                      Year ended
                                                                      December 31,
                                                   -----------------------------------------------
                                                        1998              1997             1996
                                                   -------------    ------------    --------------
   Current provision:
     Federal                                       $  1,950,000     $  3,115,000     $  2,823,000
     State                                              197,000          477,000          535,000
                                                   ------------     ------------     ------------
                                                      2,147,000        3,592,000        3,358,000
                                                   ============     ============     =============
   Deferred provision (benefit):
     Federal                                          1,972,000           84,000         (998,000)
     State                                              302,000           13,000         (153,000)
                                                   ------------     ------------     ------------
                                                      2,274,000           97,000       (1,151,000)
                                                   ------------     ------------     ------------
                                                   $  4,421,000     $  3,689,000     $  2,207,000
                                                   ============     ============     ============

   At December 31, 1998, the Company has a net operating loss ("NOL") carryforward of approximately $750,000 for income tax purposes that expires in 2005. The NOL carryforward, which was acquired by merger in 1990, is limited under the separate return limitation year rules. It is anticipated that the Company will generate sufficient future taxable income to realize the deferred income tax asset.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax (liability) asset as of December 31 are as follows:

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                      1998              1997
                                                 -------------     -------------
    Deferred compensation                        $     198,000     $     128,000
    Reserve for bad debts                              490,000           544,000
    Contingency accruals                               555,000           665,000
    Net operating loss carryforward                    282,000           282,000
    Other                                                    -             2,000
                                                 -------------     -------------
    Gross deferred tax asset                         1,525,000         1,621,000
                                                 -------------     -------------
    Mark to market                                   1,856,000                 -
    Other                                               25,000                 -
                                                 -------------     -------------
    Gross deferred tax liability                     1,881,000                 -
                                                 -------------     -------------
    Net deferred tax (liability) asset           $    (356,000)     $  1,621,000
                                                 =============      =============


   The Company's effective tax rate on pre-tax income differs from the statutory federal income tax rate due to the following:

                                                                       1998           1997         1996
                                                                       ----           ----         ----
     Tax at statutory rate                                             34.0%          34.0%       34.0%
     Increase (decrease) resulting from:
       Effect of state income tax                                       3.6%           3.6%        2.4%
       Effect of reversal of valuation
        allowance                                                         -              -       (10.0%)
       Effect of nondeductible travel
        and entertainment                                               0.6%           2.0%        1.0%
       Effect on nondeductible amortization of goodwill                 1.0%              -           -
        Other                                                           0.8%          (2.0%)      (0.6%)
                                                                     ------          ---- -       ----
                                                                       40.0%          37.6%       26.8%
                                                                     ======          =====        ====

                                 F-18

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
-------------------------------------------------------------------

12.   Net Capital and Reserve Requirements:

   The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or 2% of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange, Inc. ("NYSE") may require a member organization to reduce its business if its net capital is less than 4% of aggregate debit items and may prohibit a member firm from expanding its business if its net capital is less than 5% of aggregate debit items. Net capital positions of the Company's broker-dealer subsidiaries were as follows:

                                                                                     December 31,
                                                                         -----------------------------------
                                                                                1998               1997
                                                                         --------------     ----------------
    JWG Clearing (alternative method elected):
      Net capital as a percentage of aggregate debit items                         9.87%              10.4%
      Net capital                                                        $   13,198,000     $   12,222,000
      Required net capital                                               $    2,673,000     $    2,341,000

    CSG:
      Ratio of aggregate indebtedness to net capital                               2.82%              1.50%
      Net capital                                                        $    2,000,000     $    2,024,000
      Required net capital                                               $       376,000    $       250,000

    JWG Securities:
      Ratio of aggregate indebtedness to net capital                               2.59%              2.21%
      Net capital                                                        $    1,399,000     $    1,685,000
      Required net capital                                               $       250,000    $       250,000

    DMG:
      Ratio of aggregate indebtedness to net capital                               0.67%              0.51%
      Net capital                                                        $       232,000    $       451,000
      Required net capital                                               $       100,000    $       100,000

    JWG Capital Markets:
      Ratio of aggregate indebtedness to net capital                               0.91%                 -
      Net capital                                                        $     2,640,000                 -
      Required net capital                                               $       160,000                 -

   JWG Clearing is also subject to Rule 15c3-3 under the Securities Exchange Act of 1934 which specifies certain conditions under which brokers and dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve bank account for the exclusive benefit of customers. Amounts to be maintained, if required, are computed in accordance with a formula defined in the rule and as required by the NYSE. At December 31, 1998 and 1997, JWG Clearing had no requirement to segregate funds under the rule.

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
-------------------------------------------------------------------

   JWG Securities, CSG, DMG and JWG Capital Markets are exempt from the provisions of Rule 15c3-3, since they clear all transactions with and for customers on a fully-disclosed basis with affiliated and unaffiliated clearing brokers.

   Additionally, pursuant to Rule 15c3-1, JWG Clearing, JWG Securities, CSG, DMG and JWG Capital Markets must notify and obtain approval from the Securities and Exchange Commission and either the National Association of Securities Dealers, Inc. (CSG, DMG and JWG Capital Markets) or the NYSE (JWG Clearing and JWG Securities) for any advances or loans to JWGFC or any other affiliate, if such advances or loans would exceed in the aggregate, in any 30 calendar day period, 30% of that company's excess net capital and $500,000. Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits or 120% of the minimum net capital required by the rule.

13.   Off-Balance-Sheet Risk:


   In the normal course of business, the Company's customer and correspondent clearance activities involve the execution, settlement and financing of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

   In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at the December 31, 1998 market values of the related securities and will incur a loss if the market value of the securities increases subsequent to December 31, 1998.

   The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customers' accounts. In connection with these activities, the Company executes and clears customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose the Company to significant off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations.

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
-------------------------------------------------------------------

   The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires the customer to deposit additional collateral, or to reduce positions, when necessary.

   The Company's customer financing and securities settlement activities require the Company to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, the Company establishes credit limits for such activities and monitors compliance on a daily basis.


14.   Common Stock Split:

   On December 23, 1996, the Company's Board of Directors declared a 3-for-2 stock split in the form of a dividend payable on February 7, 1997 to shareholders of record on January 24, 1997. The
   Company's capital accounts at December 31, 1996 were adjusted to retroactively give effect to the dividend in the same manner as would be done if the dividend were issued before December 31, 1996. All references in the consolidated financial statements and accompanying notes to amounts per share and to the number of common shares have been retroactively adjusted for the stock split.

15.   Employee Benefit Plans:

   The Company has two stock option plans, "The 1990 Stock Option Plan" and "The 1998 Stock Option and Award Plan" (collectively, the "Option Plans"). A total of 2,800,000 shares of common stock have been reserved for issuance upon exercise of options designated as "incentive stock options" or "nonqualified options" and issued pursuant to the Option Plans. Options issued under the Option Plans are to be issued to certain officers and employees of the Company, and certain other key persons instrumental to the success of the Company. The Option Plans are administered by the Board of Directors of the Company, or a committee appointed by the Board of Directors, which determines, among other things, the persons to be granted options under the Option Plans, the number of shares subject to each option and the option exercise price. The option exercise price for each option is no less than the fair market value of the common stock subject to option. Options awarded under the Option Plans are generally subject to vesting over a period of one to three years and expire no later than five years from the date of grant.

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
-------------------------------------------------------------------

   Information for the Option Plans for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

                                                                           Exercise         Weighted
                                                           Number           Price            Average
                                                          of Shares         Range        Exercise Price
                                                          ---------      ------------    --------------
   Balance, December 31, 1995                               593,625      $1.33 -  2.55   $          2.05
   Granted                                                  272,089       2.85 -  4.49              3.74
   Exercised                                               (208,125)      1.33 -  1.95              1.70
   Forfeited                                                (18,238)      2.55 -  2.85              2.70
                                                          ---------      -------------     -------------
   Balance, December 31, 1996                               639,351       1.95 -  4.49              2.87
   Granted                                                  449,190       6.50 - 10.00              7.36
   Exercised                                                (17,000)      1.95 -  4.09              2.20
   Forfeited                                                 (5,385)      6.73 - 10.00              7.64
                                                          ---------      -------------     -------------
   Balance, December 31, 1997                             1,066,156       1.95 -  9.08              4.75
   Granted                                                  467,380       7.25 - 12.50             10.45
   Exercised                                               (212,250)      1.95 -  4.09              2.17
   Forfeited                                               (288,372)      2.25 - 12.50              8.19
                                                          ---------      -------------     -------------
   Balance, December 31, 1998                             1,032,914      $2.55 - 12.50    $         6.89
                                                          =========      =============    ==============

   The Company has a restricted stock plan providing for the issuance of up to 750,000 shares of its authorized but unissued common stock to nonexecutive employees and registered representatives. As of December 31, 1998, 1997 and 1996, 10,500 shares had been issued under the restricted stock plan and 739,500 shares of common stock have been reserved for future issuance.

   In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and earnings per common share would be reduced to the pro forma amounts indicated below:

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

                                                                               Year Ended
                                                                               December 31,
                                                             -------------------------------------------------
                                                                 1998               1997              1996
                                                             ------------     ------------      --------------
           Net income:
             As reported                                     $  6,632,000     $  6,103,000      $  6,025,000
             Pro forma                                       $  5,480,000     $  5,404,000      $  5,822,000

           Basic earnings per common share:
             As reported                                     $       1.38     $       1.77      $       1.42
             Pro forma                                       $       1.14     $       1.77      $       1.37


            Diluted earnings per common share:
             As reported                                     $       1.25     $       1.50       $       1.26
             Pro forma                                       $       1.03     $       1.33       $       1.22


   These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. For disclosure purposes the fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock purchase rights granted in 1998 and 1997, respectively: dividend yields of 0.0% for both years; expected volatility of 100% and 53.2%; risk-free interest rates of 5.5% and 6.0%; and expected life of 5 years for all grants. The weighted average fair value of stock options granted in 1998 and 1997 was $6.82 and $3.88, respectively. The weighted average remaining contractual life of options outstanding at December 31, 1998 and 1997 is 3.2 and 3.3 years, respectively. At December 31, 1998, 1997 and 1996, the Company had options available for future grants of 877,461, 306,469 and 92,788, respectively. The following table summarizes information about the options exercisable at December 31:



                                                            1998               1997              1996
                                                       --------------    -------------     -------------
    Numbers of shares                                         536,000          395,499           262,500
    Exercise price ranges                              $ 2.55 - 10.50    $ 1.95 - 6.50     $ 1.95 - 2.50
    Weighted average exercise price                    $         5.94    $        3.56     $        2.20

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

   The Company adopted a Pension and Profit Sharing Plan (the "Plan") in 1986 which offers all full-time employees over the age of 21 of the Company tax advantages pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of the Plan, participants may elect to defer up to 10% of their compensation. The Company will make a matching contribution to the Plan of 50% of the first 4% of compensation contributed by each participant who is employed by the Company or its subsidiary on December 31 of such year. Participant's contributions to the Plan are fully vested at all times and are not subject to forfeiture. The Company's matching contribution vests to each participant over a five-year vesting schedule based upon the participant's years of service with the Company. Contributions are made by participants by means of a payroll deduction program. Within specified limits, participants have the right to direct their savings into certain kinds of investments as specified in the Plan. Employee compensation and benefits include approximately $310,000, $225,000 and $264,000 of Company matching contributions made during 1998, 1997 and 1996, respectively.

   On October 1, 1997, the Company adopted an Employee Stock Purchase Plan ("ESPP"), which is authorized to issue up to 400,000 shares of common stock to its full-time employees to purchase shares of common stock through voluntary contributions, including periodic payroll deductions. Under the terms of the ESPP, employees are limited to a monthly contribution varying between $50 and $1,650 of after-tax dollars to purchase the Company's common stock. The purchase price of the stock is the lesser of 85% of the market price on the first day of the quarter, or on the stock purchase date designated after the end of each quarter. During 1998, the ESPP purchased 78,965 shares of common stock from the Company at average cost per share of $7.75. At December 31, 1998, the Company is committed to issue the ESPP, or purchase in the open market for issuance to the ESPP, an additional 26,425 shares of common stock.

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

16. Earnings Per Common Share:

   Presented below is basic and diluted EPS under SFAS 128 for the years ended December 31, 1998, 1997 and 1996:

                                                                                                Per Share
                                                              Income            Shares            Amount
                                                          ------------         ---------        ----------
      1998
      Earnings per share of common stock                  $  6,632,000         4,813,643        $    1.38
      Effect of dilutive securities:
        Stock options                                                            503,725
                                                          ------------         ---------        ----------
      Earnings per share of common stock --
        assuming dilution                                 $  6,632,000         5,317,368        $     1.25
                                                          ============         =========        ==========
      1997
      Earnings per share of common stock                  $  6,103,000         3,443,141        $     1.77
      Effect of dilutive securities:
        Stock options                                                            626,453
                                                          ------------         ---------        ----------
      Earnings per share of common stock --
        assuming dilution                                 $  6,103,000         4,069,594        $     1.50
                                                          =============        =========        ==========
      1996
      Earnings per share of common stock                  $  6,025,000         4,245,895        $     1.42
      Effect of dilutive securities:
        Stock options                                                            537,687
                                                          ------------         ---------        ----------
      Earnings per share of common stock --
        assuming dilution                                 $  6,025,000         4,783,582        $     1.26
                                                          ============         =========        ==========

17.  Segment Analysis:

   The Company's reportable segments are: captive retail distribution, independently owned distribution, clearing and trading, capital markets and other. The captive retail distribution segment includes the 15 retail branches of JWG Securities located in Florida, California, Georgia and New York. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The independently owned retail distribution segment includes the 107 CSG offices and one DMG office, all of which are located in the U.S., providing securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The clearing and trading segment comprises primarily JWG Clearing's operations which are providing clearing services primarily on a fully disclosed basis to small broker dealers, the trading of equities and fixed income products as principal, and investments in trading firms including Knight/Trimark Group, Inc.

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

   and Strike Technologies LLC. The capital markets segment includes management and participation in underwritings (exclusive of sales credits, which are included in the distribution segments), mergers and acquisitions, public finance, institutional trading, institutional research and market making for institutional research. Other in 1996 consists primarily of revenues and principal transaction income related to the Company's ownership of warrants received from underwritings which appreciated in market value.

   The financial results of the Company's segments are the same as those described in the "Nature of Business and Summary of Significant Accounting Procedures." Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on return on investment.

   The Company has not disclosed asset information by segment as the information is not produced internally. All long-lived assets are located in the U.S.

   The Company's business is predominantly in the U.S.

   Information concerning operations in these segments of business is as follows:

                                                                         Year Ended December 31,
                                                            --------------------------------------------------
                                                                 1998               1997              1996
                                                            -------------      --------------     ------------
    Revenue:
      Captive retail distribution                           $  31,002,000      $  34,787,000      $31,382,000
      Independently owned distribution                         41,120,000         37,084,000       33,801,000
      Clearing and trading                                     32,760,000         24,649,000       24,298,000
      Capital markets                                          13,249,000                  -                -
      Other                                                       759,000            662,000        1,539,000
                                                            -------------      -------------      -----------
           Total                                            $ 118,890,000      $  97,182,000      $91,020,000
                                                            =============      =============      ===========
    Pre-tax income:
      Captive retail distribution                           $   1,059,000      $   2,023,000      $   917,000
      Independently owned distribution                          3,227,000          3,769,000        3,002,000
      Clearing and trading                                      8,161,000          4,026,000        2,953,000
      Capital markets                                            (809,000)                 -                -
      Other                                                      (585,000)           (26,000)       1,360,000
                                                            -------------      -------------      -----------
           Total                                            $  11,053,000      $   9,792,000      $ 8,232,000
                                                            =============      =============      ===========

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

18.  Lines of Credit:

   On January 19, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from Wilmington Trust Company for general corporate purposes (the "Wilmington Facility"). The Wilmington Facility matures on December 31, 2002, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the Wilmington Facility bear interest at Wilmington's National
   Commercial Rate, with interest payments due monthly in arrears.
   The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $7,000,000, plus 30% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and
   (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six quarter periods. At December 31, 1998 the balance outstanding under the Wilmington Facility was $1,500,000.

   In connection with the Wilmington Facility, the Company entered into a marketing agreement with Wilmington Trust FSB (the "Wilmington Marketing Agreement") and granted W T Investments, Inc. a warrant to purchase 400,000 shares of the Company's common stock. At December 31, 1998, the Wilmington Warrant exercise price per share was $11.30. The Wilmington Marketing Agreement provides that the Company will market certain products and services, initially personal trust and asset management services, provided by Wilmington Trust FSB to the Company's brokers, clients and prospects.

   On December 18, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from SunTrust Bank, South Florida, N.A. for general corporate purposes (the "SunTrust Facility"). The SunTrust Facility matures on April 30, 2000, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the SunTrust Facility bear interest at the prime rate of interest as announced from time to time by SunTrust Banks of Florida, Inc., with interest payments due quarterly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $9,000,000, plus 75% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six quarter periods. At December 31, 1998 the balance outstanding under the SunTrust Facility was $1,500,000.

   In connection with the SunTrust Facility, the Company entered into a marketing agreement with SunTrust (the "SunTrust Marketing Agreement") and granted SunTrust Banks, Inc. a warrant to purchase 37,500 shares of the Company's common stock at any time prior to December 31, 2002. The exercise price per share is $6.67. The SunTrust Marketing Agreement provides that the Company will market certain products and services, through the Company's participation as an underwriter or selling group member of various municipal finance offerings underwritten by SunTrust Capital Markets, Inc., to the Company's brokers, clients and prospects.

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

19.  Subsequent Events:

   JWG Capital Markets Divestiture

   On March 3, 1999, the Company divested JWG Capital Markets which at the time consisted primarily of the Company's San Francisco-based brokerage processing services unit that had been acquired in the Combination on June 12, 1998 to an investor group (the "Stapleton Group") led by its Chief Operating Officer, Philip C. Stapleton ("Stapleton"), and its Vice Chairman, Will K. Weinstein ("Weinstein"), contingent only upon the receipt of certain regulatory approvals for the transfer of JWG Capital Markets to the Stapleton Group
   (the "Divestiture"). In exchange and as part of the Divestiture, the Stapleton Group conveyed to the Company an aggregate of 284,375 shares of common stock of the Company that had been issued to them in the Combination. As part of the Divestiture, JWG Capital
   Markets transferred its investment banking, corporate finance and capital markets business to JWGenesis Capital Markets, Inc., formerly JWGenesis Capital Corp., so that those operations would be retained by the Company. The Company assumed responsibility for and retained occupancy of the New York City office of JWG Capital Markets. If the regulatory approvals are not received by April 15, 1999, the exchange will be voided.

   As part of the overall transaction for the Divestiture, the parties entered into an Equity Exchange and Conciliation Agreement dated as of March 3, 1999 (the "Conciliation Agreement") pursuant to which, and without any contingency, the Company's employment agreements with Stapleton and Weinstein were terminated; Stapleton and Weinstein both resigned from the Board of Directors of the Company and all other positions they held with the Company and its affiliates; the Company agreed to register for resale all remaining shares of its common stock held by members of the Stapleton Group and to pay potential penalties if such registration is not effected within prescribed time periods; and the Company agreed to pay the contractual amounts due to Stapleton and Weinstein through February 28, 1999. The respective payments to Stapleton and Weinstein constituted satisfaction in full of any and all obligations of the Company to him as a result of his employment by the Company or JWG Capital Markets. In addition, as part of the Conciliation Agreement, the Company and the Stapleton Group Members executed mutual releases, subject to the Divestiture remaining effective, with respect to all matters related to their association since the Combination.

   The following unaudited pro forma consolidated results of operations for the year ended December 31, 1998 assume that the Divesture had taken place on June 12, 1998 such that the pro forma results of operations reflect the operations of the Company, as if it had only acquired the investment banking, corporate finance and capital markets business from Genesis.
   The unaudited pro forma revenue and net income would have been $107,938,000 and $7,132,000, respectively. Basic and diluted earnings per share amounts would have been $1.37 and $1.25, respectively.

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

   The GSG Acquisition

   On January 1, 1999, GSG Securities, Inc. ("GSG"), formerly Discount Securities Group, Inc., acquired certain assets of six retail securities branch offices (and three satellite offices ) from Chatfield Dean Holdings, Inc. ("CDH"). In connection with this asset purchase, GSG paid CDH approximately $2.3 million in cash ($1.0 million of which was used to repay an earlier loan from the Company to CDH); JWGFS issued to CDH shares of its Series C Redeemable Preferred Stock that are redeemable, in the aggregate, for up to $2.5 million based upon the financial performance of the acquired branch offices over the three years in the period ending December 31, 2001; and the Company issued to CDH a warrant for the purchase of up to 104,167 shares of its common stock at an exercise price of $24 per share, which may only be exercised with proceeds from redeemed Series C Redeemable Preferred Stock, and three-year, fully vested options to purchase 50,000 shares of its common stock at an exercise price of $24 per share. The Company also agreed to issue to designated members of CDH's former senior management options to purchase an aggregate of 250,000 shares of its common stock at an exercise price of $12 per share, exercisable through December 31, 2003 (the "Senior Management Options"). The Senior Management Options vest over a three-year period based upon a formula tied to the performance of the acquired branch offices. An additional 100,000 options, with a three-year term and a $24 per share exercise price, were made available by the Company to selected branch managers and registered representatives employed in the acquired branch offices.

                               SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 31, 1999                   JWGENESIS FINANCIAL CORP.
                                       -------------------------
                                              (Registrant)



                                       By:     /s/ Marshall T. Leeds
                                          -------------------------------------
                                                   Marshall T. Leeds
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Marshall T. Leeds                                  Date: March 31, 1999
Marshall T. Leeds, Chairman, President
and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ Joel E. Marks                                      Date: March 31, 1999
Joel E. Marks, Secretary
(Principal Financial
and Accounting Officer) and Director

/s/ Wm. Dennis Ferguson                                Date: March 31, 1999
Wm. Dennis Ferguson, Director

/s/ Gregg S. Glaser                                    Date: March 31, 1999
Gregg S. Glaser, Director

/s/ Jeffrey H. Lehman                                  Date: March 31, 1999
Jeffrey Lehman, Director

/s/ Sanford Cohen                                      Date: March 31, 1999
Sanford Cohen, Director