Form 10-Q
period 1999-03-31
JWGENESIS FINANCIAL CORP /
filed 1999-05-17
CIK 1057412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to________

                   Commission file number 001-14205


                       JWGENESIS FINANCIAL CORP.
         -----------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                      Class                    Outstanding at May 11, 1999
     ---------------------------------------  ---------------------------
     Common stock, $.001 par value per share            5,755,379

                       JWGENESIS FINANCIAL CORP.

                                 INDEX
                                                                           Page

Part I.     Financial Information

Item 1.     Financial Statements.

     Consolidated Condensed Statements of Financial Condition
        at March 31, 1999 and December 31, 1998                               3

     Consolidated Condensed Statements of Income for the Three
      Month Periods Ended March 31, 1999 and 1998                             4

     Consolidated Condensed Statements of Cash Flows for the Three
        Month Periods Ended March 31, 1999 and 1998                           5

     Notes to Consolidated Condensed Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     13

                                            PART I   FINANCIAL INFORMATION
Item 1. Financial Statements

                                       JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES

                                CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                --------------------------------------------------------

                                                                                         March 31,         December 31,
                                                                                            1999              1998
                                                                                     ----------------------------------
                                                                                        (Unaudited)
ASSETS
Cash and cash equivalents                                                            $    25,195,000   $    16,978,000
Receivable from customers, net                                                           167,582,000       117,579,000
Receivable from brokers and dealers                                                       18,018,000         6,915,000
Securities owned, at estimated fair value                                                 13,297,000        13,746,000
Cost in excess of the fair value of net assets acquired                                   13,768,000        14,838,000
Furniture, equipment and leasehold improvements, net of accumulated
    depreciation and amortization of $3,237,000 and $3,035,000                             3,036,000         3,386,000
Deferred tax asset                                                                           619,000                 -
Other, net                                                                                11,158,000         6,952,000
                                                                                     ---------------------------------
                                                                                     $   252,673,000   $   180,394,000
                                                                                     =================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term borrowings from banks                                                     $    65,882,000   $    16,988,000
Accounts payable, accrued expenses and other liabilities                                  20,030,000        17,319,000
Payable to customers                                                                      29,054,000        49,218,000
Payable to brokers and dealers                                                            77,866,000        42,283,000
Securities sold, not yet purchased, at estimated fair value                                1,523,000           305,000
Lines of credit                                                                            5,000,000         3,000,000
Deferred tax liabilities                                                                           -           356,000
Income taxes payable                                                                       1,111,000           656,000
                                                                                      --------------------------------
                                                                                         200,466,000       130,125,000
                                                                                      --------------------------------
 Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value B authorized 5,000,000 shares; no shares issued
      or outstanding                                                                               -               -
Common stock, $.001 par value B authorized 9,056,000 shares; issued
      and outstanding 5,755,379 and 5,501,054                                                  6,000             6,000
Additional paid-in capital                                                                24,346,000        22,987,000
Retained earnings                                                                         31,061,000        27,283,000
Treasury stock, at cost, 285,275 and 900 shares                                           (3,206,000)           (7,000)
                                                                                     ---------------------------------
Total stockholders' equity                                                                52,207,000        50,269,000
                                                                                     ---------------------------------
                                                                                     $   252,673,000   $   180,394,000
                                                                                     =================================
(/TABLE>


      (The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.)


                                JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               -------------------------------------------
                                               (Unaudited)



                                                                          Three Months Ended March 31,
                                                                        ------------------------------
                                                                             1999              1998
                                                                        ------------------------------
Revenues:
Commissions                                                             $  28,043,000    $  13,129,000
Market making and principal transactions, net                               6,749,000        4,868,000
Interest                                                                    3,621,000        3,162,000
Clearing fees                                                               3,205,000        2,138,000
Other                                                                       1,751,000          976,000
                                                                        ------------------------------
                                                                           43,369,000       24,273,000
                                                                        ------------------------------
Expenses:
Commissions and clearing costs                                             20,332,000       12,675,000
Employee compensation and benefits                                          6,744,000        4,448,000
Selling, general and administrative                                         8,592,000        3,853,000
Interest                                                                    1,479,000        1,255,000
                                                                        ------------------------------
                                                                           37,147,000       22,231,000
                                                                        ------------------------------
Income before income taxes                                                  6,222,000        2,042,000
Provision for income taxes                                                  2,444,000          772,000
                                                                        ------------------------------
Net income                                                              $   3,778,000    $   1,270,000
                                                                        ==============================
Earnings per common share:
Basic                                                                         $  0.64          $  0.34
                                                                        ==============================
Diluted                                                                       $  0.60          $  0.30
                                                                        ==============================
Weighted average common shares outstanding:
Basic                                                                       5,858,000        3,716,000
                                                                        ==============================
Diluted                                                                     6,315,000        4,301,000
                                                                        ==============================
(/TABLE>


     (The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.)



                                      JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                    ---------------------------------
                                                                                           1999                1998
                                                                                    ---------------------------------
OPERATING ACTIVITIES
Net income                                                                          $    3,778,000       $  1,270,000
Adjustments to reconcile net income to net cash
       used by operating activities:
    Depreciation and amortization on furniture,
       equipment and leasehold improvements                                                202,000            108,000
   Amortization of costs in excess of fair value of
       net assets acquired and other                                                       190,000                  -
Change in assets and liabilities, net of effect of acquisition:
    Receivable from customers                                                          (50,003,000)       (11,315,000)
    Receivable from brokers and dealers                                                (13,551,000)        (5,043,000)
    Securities owned                                                                       449,000         (1,363,000)
    Deferred tax asset                                                                    (619,000)            (6,000)
    Other assets                                                                        (5,265,000)           113,000)
    Accounts payable, accrued expenses and other liabilities                             5,391,000         (1,228,000)
    Payable to customers                                                               (20,164,000)       (12,482,000)
    Payable to brokers and dealers                                                      36,312,000         26,534,000
    Securities sold, not yet purchased                                                   1,218,000             21,000
    Income taxes payable                                                                   455,000            877,000
    Deferred tax liabilities                                                              (356,000)                 -
                                                                                    ---------------------------------
Net cash used in operating activities                                                  (40,019,000)        (2,514,000)
                                                                                    ---------------------------------
INVESTING ACTIVITIES
Purchases of furniture, equipment and leasehold improvements                              (818,000)          (288,000)
                                                                                    ---------------------------------
FINANCING ACTIVITIES
Change in short-term borrowings from banks                                              48,894,000          4,482,000
Change in notes payable to affiliate                                                             -           (250,000)
Change in lines of credit                                                                2,000,000          1,000,000
Acquisition of treasury stock                                                           (1,434,000)                 -
Issuance of common stock                                                                 1,359,000            178,000
                                                                                    ---------------------------------
Net cash provided by financing activities                                               49,054,000          5,410,000
                                                                                    ---------------------------------

Net increase in cash and cash equivalents                                                8,217,000          2,608,000
Cash and cash equivalents at beginning of period                                        16,978,000         11,512,000
                                                                                    ---------------------------------
Cash and cash equivalents at end of period                                          $   25,195,000       $ 14,120,000
                                                                                    =================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes                                        $      954,000       $          -
                                                                                    =================================
Cash paid during the period for interest                                            $    4,363,000       $  1,255,000
                                                                                    =================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On March 3, 1999, the Company acquired 284,375 shares of treasury stock in connection with its divestiture of JWGenesis Capital
Markets, LLC. In exchange for these treasury shares, the Company transferred $1,434,000 of cash and net assets of $1,765,000.
(/TABLE>


     (The accompanying Notes to Consolidated Condensed Financial
                              Statements
         are an integral part of these financial statements.)

                      JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)

1. BASIS OF PRESENTATION
As discussed elsewhere herein and in the Company's 1998 Annual Report on Form 10-K, on June 12, 1998, JWGenesis Financial Corp. ("JWGensis" or the "Company") and its predecessor JW Charles Financial Services, Inc.
("JWCFS") consummated a series of transactions (the "Combination") in which the Company acquired Genesis Merchant Group Securities LLC ("Genesis") and JWCFS, the latter pursuant to a statutory share exchange of one share of JWGenesis common stock for each outstanding share of JWCFS common stock. As a result of the Combination, JWGenesis succeeded to the business and operations of JWCFS and Genesis, with both becoming wholly-owned subsidiaries of the Company. Additionally, in connection with the Combination, JW Charles Securities, Inc., JW Charles Clearing Corp. and
Genesis Merchant Group Securities, LLC changed their names to JWGenesis
Securities, Inc., JWGenesis Clearing Corp. and JWGenesis Capital Markets,
LLC, respectively. The information in the Financial Section of this Report relating to periods prior to June 12, 1998 is derived solely from information and financial statements of JW Charles Financial Services, Inc. and, except as otherwise expressly indicated, relates to matters prior to the Combination.

The interim financial information included herein is unaudited;
however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the periods indicated.

The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated condensed financial statements and related notes contained in the Company's 1998 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries which are: JWGenesis
Financial Services, Inc. formerly JW Charles Financial Services, Inc.
("JWGFS") Corporate Securities Group, Inc. ("CSG"), JWGenesis
Securities, Inc. ("JWG Securities"), JWGenesis Clearing Corp. ("JWG
Clearing"), JWGenesis Capital Markets, Inc. formerly JWGenesis Capital
Corp. ("JWG Markets"), JWGenesis Insurance Services, Inc. formerly
First Investors Life Agency, Inc. ("JWG Insurance"), DMG Securities,
Inc. ("DMG") and GSG Securities, Inc. formerly Discount Securities
Group, Inc. ("GSG"). In addition, the accompanying consolidated financial statements include the accounts of JWGenesis Capital
Markets, LLC ("JWG Capital") (effective June 12, 1998) (See Note 5,
"Acquisitions and Divestitures"). All significant intercompany transactions have been eliminated in consolidation.

RECLASSIFICATIONS
Certain amounts in the prior period's consolidated condensed financial statements have been reclassified to conform to the current period's presentation. These reclassifications are not material to the consolidated condensed financial statements.

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

4. NET CAPITAL
The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934.
This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange,
Inc. ("NYSE") may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business if its net capital is less than five percent of aggregate debit items. At March
31, 1999, the net capital positions of the Company's broker- dealer subsidiaries were as follows:

JWG Clearing (alternative method elected):
     Net capital as a percent of aggregate debit items         7.43
     Net capital                                        $14,212,000
     Required net capital                                $3,827,000


CSG:
     Ratio of aggregate indebtedness to net capital            2.30
     Net capital                                         $2,226,000
     Required net capital                                  $341,000

JWG Securities:
     Ratio of aggregate indebtedness to net capital            2.63
     Net capital                                         $1,546,000
     Required net capital                                  $271,000


GSG:
     Ratio of aggregate indebtedness to net capital            2.81
     Net capital                                           $644,000
     Required net capital                                  $121,000

DMG:
     Ratio of aggregate indebtedness to net capital             .44
     Net capital                                           $255,000
     Required net capital                                  $100,000

5. ACQUISITIONS AND DIVESTITURES

On June 12, 1998, the Company acquired JWG Capital, formerly known as
Genesis Merchant Group Securities, LLC, a San Francisco-based investment banking firm. The acquisition (which was accounted for under the purchase method) was accomplished by the Company through the issuance of 1,500,000 shares of its authorized but unissued common stock in exchange for a 100% ownership in JWG Capital. The purchase price of $18,650,000 exceeded the fair value of net assets acquired by approximately $15,250,000, which is being amortized on a straight-line basis over 20 years.

On March 3, 1999, the Company divested JWG Capital, along with certain of its operations which consisted primarily of the Company's San
Francisco-based brokerage processing services unit that had been acquired in the Combination on June 12, 1998, to an investor group led by its former Chief Operating Officer and its former Vice Chairman in exchange for 284,375 shares of common stock of the Company and various mutual releases. As part of the Divestiture, JWG Capital transferred its investment banking, corporate finance and portions of its capital markets business to JWGenesis Capital Markets, Inc., formerly
JWGenesis Capital Corp., so that those operations would be retained by the Company. The Company assumed responsibility for and retained occupancy of the New York City office of JWG Capital Markets.

6. RECENT DEVELOPMENT

On April 16, 1999, the Company entered into a Stock Purchase Agreement with Fiserv, Inc. ("Fiserv") and its wholly owned subsidiary Fiserv
Clearing, Inc. ("Fiserv Clearing") for the sale of JWG Clearing to
Fiserv Clearing for approximately $58 million in cash. JWG Clearing currently functions primarily as the Company's securities clearing, execution, and back office services unit, and only those operations will comprise JWG Clearing at the time the sale is consummated. The sale and related transactions described above have been approved by the Board of Directors, and no further corporate approvals are necessary. The closing is expected to occur on or about May 31, 1999.

In connection with the sale, (i) the Company will enter into a Transition Services Agreement pursuant to which, following the sale, it will continue to provide certain assistance and services to JWG
Clearing and Fiserv Clearing, and will permit JWG Clearing and Fiserv
Clearing to use certain facilities during a transition period for a monthly fee approximating actual costs; (ii) the Company will agree not to compete for ten years in the securities clearing and execution business and not to solicit personnel of JWG Clearing or Fiserv and its affiliates; and (iii) the Company will agree, subject to certain limitations and exclusions (primarily related to independent contractor registered representatives, possible future acquisitions, and a one-year phase-in period), to use and cause its subsidiaries and affiliates to use the clearing services of designated Fiserv affiliates for at least 90% of their securities brokerage transactions, and, in the case of independent contractor registered representatives, to impose a surcharge on certain such transactions that are not cleared through a Fiserv affiliate, during the 10-year period following the sale. The Company will have the right, however, to be released from the above obligations to use Fiserv affiliates or to impose a surcharge by repaying to Fiserv a portion of the sales price based on a prescribed formula that takes into account the price paid in the sale and the amount of clearing services business then being generated by the Company or its affiliate seeking the release.

As a result of the sale and the above agreements, the Company will cease providing clearing services, both to third party correspondents
(such as broker dealers, banks, and other financial institutions) and for its own securities brokerage transactions.

7. SEGMENT ANALYSIS
The Company's reportable segments are: captive retail distribution, independently owned retail distribution, clearing and trading, capital markets and other. The captive retail distribution segment includes the 12 retail branches of JWG Securities located in Florida, California, Georgia and New York. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The independently owned retail distribution segment includes the 102 CSG offices and one DMG office, all of which are located in the U.S., providing securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients.  The clearing and trading segment comprises primarily
JWG Clearing's operations which are providing clearing services primarily on a fully disclosed basis to small broker dealers, the trading of equities and fixed income products as principal, and investments in trading firms including Knight/Trimark Group, Inc. and Strike Technologies LLC. The capital markets segment includes management and participation in underwritings (exclusive of sales credits, which are included in the distribution segments), mergers and acquisitions, public finance, institutional trading, institutional research and market making for institutional research. Segment data includes charges allocating corporate overhead to each segment.
Intersegment revenues and charges are eliminated between segments.
The Company evaluates the performance of its segments and allocates resources to them based on return on investment.

The Company has not disclosed asset information by segment as the information is not produced internally. All long-lived assets are located in the U.S.

The Company's business is predominantly in the U.S.

Information concerning operations in these segments of business is as follows:

                                                Three Months Ended March 31,
                                             ---------------------------------
                                                   1999              1998
                                             ----------------   --------------
 Revenue:
      Captive retail distribution            $  15,982,000      $   8,092,000
      Independently owned distribution          11,532,000         10,386,000
      Clearing and trading                      12,312,000          5,646,000
      Capital markets                            3,519,000              -
      Other                                         24,000            149,000
                                             -------------      -------------
          Total                              $  43,369,000      $  24,273,000

 Pre-tax income:
      Captive retail distribution            $     446,000      $    303,000
      Independently owned distribution             856,000         1,002,000
      Clearing and trading                       5,451,000           686,000
      Capital markets                             (164,000)             -
      Other                                       (367,000)           51,000
          Total                              $   6,222,000      $  2,042,000



Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

FORWARD LOOKING STATEMENTS

From time to time, information provided by the Company or statements made by its directors, officers or employees may constitute "forward-looking statements" under the meaning of the Private Securities
Litigation Reform Act of 1995. Any statements made in this Form 10-Q, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements.
Such forward-looking statements and other forward-looking statements made by the Company or its representatives are based upon a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to, those set forth under the heading "Risk Factors" contained in the JWGenesis
Financial Corp. Annual Report on Form 10-K for the year ended December 31,
1998.


GENERAL

As discussed in detail in the Company's Annual Report on Form 10-K for the 1998 fiscal year (the "1998 10-K"), on June 12, 1998, the Company acquired Genesis as part of the Combination and succeeded to the respective businesses and operations of both JWGFS and Genesis. The discussions relating to any period prior to June 12, 1998, however, reflect the operations of JWGFS only as if it were the Company during such period, and do not reflect any operations of Genesis before the Combination. The results of all of Genesis' operations are reflected in the Company's results for the portion of the fiscal year 1999 period through March 3, 1999, on which date the Company divested
Genesis in a transaction in which the Company nonetheless retained the corporate finance services operations that it had been conducting through Genesis, while divesting Genesis' brokerage processing services business unit. Management does not believe the effects of the divestiture will be material for the Company's operations.
However, the inclusion of Genesis' operations for most of the 1999 period does have some impact on the Company's data and this analysis.

As discussed in the 1998 10-K, on January 1, 1999, the Company used its subsidiary GSG to acquire certain assets of six retail securities branch offices (and three satellite offices) from Chatfield Dean
Holdings, Inc. ("CDH"). As a result of this transaction, the Company added approximately 200 registered representatives and approximately
50 salaried management and support personnel. Results from the activities of these additional registered representatives and related support personnel from CDH are included only in the Company's results from the 1999 period and not in the results from any period prior to January 1, 1999; such inclusion does have some impact on the Company's data and this analysis.


RESULTS OF OPERATIONS
Three Months Ended March 31, 1999  (The "1999 Period") Vs. 1998 (The
"1998 Period")

                                                          Three Months Ended March 31,
                                            ----------------------------------------------------------
                                              1999                     1998                     1997
                                             (000's)      % Change   (000's)       % Change   (000's)
                                            ----------------------------------------------------------
 Revenues:
 Commissions                                 $28,043         114     $13,129           14     $11,538
 Market making and principal
     transactions, net                         6,749          39       4,868            5       4,646
 Interest                                      3,621          15       3,162           35       2,334
 Clearing fees                                 3,205          50       2,138           18       1,808
 Other                                         1,751          79         976          -46       1,806
                                            ---------------------------------------------------------
                                             $43,369          79     $24,273           10     $22,132
                                            =========================================================
                                                         Three Months Ended March 31,
                                            ----------------------------------------------------------
                                              1999                     1998                     1997
                                            (000's)       % Change    (000's)     % Change     (000's)
                                            ----------------------------------------------------------
 Expenses:
 Commissions and clearing costs              $20,332          60     $12,675           10     $11,558
 Employee compensation and benefits            6,744          52       4,448            7       4,155
 Selling, general and administrative           8,592         123       3,853            0       3,849
 Interest                                      1,479          18       1,255           27         985
                                             $37,147          67     $22,231            8     $20,547

Total revenues of $43,369,000 recorded in the 1999 Period increased by 79% compared to last year's $24,273,000. JWG Capital added $3,158,000 to the revenues and GSG added $6,010,000 to the revenues which otherwise would have been $34,201,000 or a 41% increase. In particular, commissions increased by 114% to $28,043,000 from $13,129,000, of which in the 1999 Period total GSG contributed $5,644,000 and JWG Capital contributed $3,032,000. Without GSG and JWG Capital, commission revenues would have been $19,367,000 resulting in a 48% increase. This increase in commissions without GSG and JWG

Capital can be attributed to the industry wide increase in market activity in the first quarter of 1999 as a result of strength in the general securities market. Market making and principal transactions, net increased 39%. The increase in market making and principal transactions, net is primarily due to the inclusion of realized and unrealized gains totaling $4,432,000 related to the Company's investment in Knight/Trimark Group, Inc. (NASDAQ: NITE). Exclusive of this gain, market making and principal transactions, net would have decreased by $2,551,000 or 52%, which is due to the Company's emphasis away from market making activities. Clearing fees increased by $1,067,000 or 50% as a result of the industry wide increase in market activity in the first quarter of 1999. Other revenues increased $775,000 primarily due to GSG and JWG Capital in the amounts of $298,000 and $361,000, respectively.

Commissions and clearing costs, which represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades), increased by $3,738,000 and $1,615,000 due to GSG and JWG Capital, respectively. Without including GSG and JWG Capital, commissions and clearing costs would have increased by 18% to $14,979,000, which relates directly to the increase in combined commission and principal transaction revenue that would have resulted without GSG and JWG Capital as discussed above. Employee compensation and benefits increased by 52% or $2,296,000 as a result of the inclusion of GSG and JWG Capital, which accounted for $1,204,000 of the total. Excluding GSG and JWG Capital, employee compensation and benefits increased by 25% or $1,092,000 due to the industry wide increase in market activity discussed above, which caused employees who receive incentive compensation related to sales activity and profitability to receive greater amounts in the 1999 Period. Selling, general and administrative costs increased by $4,739,000 or 123% primarily as a result of the inclusion of GSG and JWG Capital, which contributed $3,049,000 of the total amount. The remaining increase of $1,690,000 is primarily due to amortization of cost in excess of the value of net assets acquired, amortization of the nonsolicit and non compete agreements entered into with certain officers, and increased advertising expenditures to gain name recognition, in addition to a general increase related to the Company's increase in activity.

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

At March 31, 1999, the Company had stockholders' equity of $52,207,000, representing an increase of $1,938,000 from December 31, 1998, and the Company had cash and cash equivalents of $25,195,000. The increase in stockholders' equity is primarily related to net income of $3,778,000 recorded for the three month period ended March 31, 1999, plus the proceeds from option exercises in the amount of $1,359,000 less treasury stock acquired in connection with the divestiture of JWG Capital in the amount of $3,199,000. At March 31, 1999, the Company had no additional borrowing capacity available under its committed bank lines of credit described in the JW Charles Financial Services, Inc. Annual Report on Form 10-K for the year ended December 31, 1998. The Company presently owns approximately 75,000 shares of common stock of Knight/Trimark Group, Inc. which are subject to a lock up agreement until June 3, 1999 and are unregistered. Approximately 15,000 of these shares are allocated to Company management. These securities, which have a historical cost of $5,000, are included in securities owned, at market value in the accompanying Consolidated Condensed Statements of Financial Condition at their estimated fair market value of $4,500,000.

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

   COSTS TO ADDRESS YEAR 2000 ISSUES

The Company does not anticipate that the year 2000 related costs will be material to its financial condition or results of operations. The Company estimates that its total costs for the evaluation, remediation and testing of its IT and non-IT systems in connection with the year 2000 issue will range from $1.25 million to $1.5 million, $1 million of which has been incurred to date. All of the expected expenditures are present in the Company's 1998 and 1999 internal capital expenditures budgets.


   RISKS OF THIRD-PARTY YEAR 2000 ISSUES

The impact of year 2000 noncompliance by outside parties with whom the Company transacts business cannot be accurately gauged. The Company has surveyed its major business partners to ascertain their year 2000 readiness. Although all are not year-2000 compliant at this date, the Company has received certain assurances that such third parties will be ready for the year 2000 date change by the end of 1999. Moreover, securities regulators have prescribed year 2000- related programs for many of the Company's major business partners, and monitored those companies' progress in remediating their noncompliant systems.

If the systems of major business correspondents were not compliant and suffered serious year 2000-related failures, the Company's brokerage processing operations would be materially impeded. Electronic ordering and clearing of securities transactions might fail or be interrupted.

   JWGENESIS' CONTINGENCY PLANS

The Company is in the process of developing a formal contingency plan which is being designed to ensure the continuation of normal business operations of mission-critical systems in the event of one or more year 2000 related failures. The contingency plan is being designed to facilitate the Company in providing uninterrupted services to its internal users and external customers until a normal level of services can be restored. If the Company's transaction processing systems suffer year 2000- related failures, retail brokerage and communication of orders might be processed telephonically or by other means. If major business partners with whom the Company maintains clearing arrangements suffer systems failures, the Company could clear securities transactions through other businesses with compliant systems. If vendors or suppliers suffer failures, the Company will seek alternative vendors and suppliers with compliant systems. Contingency plans in the event of widespread failures in the securities industry are difficult to formulate, but in such event the Company would seek to conduct its operations via methods not dependent on noncompliant systems, and cooperate with any industry-wide contingency plans.

RECENT DEVELOPMENT

On May 31, 1999, or shortly thereafter, the Company expects to close the sale of JWG Clearing, whose results of operations as the Company's securities clearing and execution services business unit are reflected in the above discussions of the Company's historical financial results. That sale will impact the Company's near-term operating results, at least until the net proceeds from the sale can be reinvested successfully. However, in deciding to proceed with the sale and to cease providing clearing services, management concluded that for the Company to remain competitive in the clearing services business would require (i) large capital expenditures and resource concentration to maintain the technology and infrastructure necessary to service the securities clearing requirements of the more desirable clients, (ii) higher levels of capital to satisfy increasing regulatory capital requirements resulting from margin transactions in certain securities that experience rapid increases in trading prices, and (iii) a significant amount of management time and other Company resources to meet the challenge of increasing competition in the securities clearing business, including from firms with substantially greater financial resources. In addition, the Company's future profit margins on its clearing business would likely decline as competitive pricing pressures increase.

While the Company's clearing services operations have been profitable historically, management believes the sale of JWG Clearing in these circumstances is in the long-term best interests of the Company. Not only is the impact on the Company's future profitability from its remaining overall operations not expected to be material beyond the near-term, but the net proceeds from the sale, which are estimated to be approximately $40 million after tax, will provide a substantial infusion of capital that can be used to fund expanded levels of operations in the Company's other business units. The interim reinvestment of such net proceeds, pending longer-term capital applications, will also offset in part earnings that might have continued to be realized from the Company's clearing service business before the factors described above began to significantly erode such earnings. Most importantly, however, the sale will permit the Company to focus more management time and other resources on its retail brokerage and investment banking businesses, as well as to use the newly available capital to pursue possible new opportunities that management believes have greater potential to enhance value for all shareholders.

                        II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

     (a) Exhibits:
           Exhibit 27 -  Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K:
          Form 8-K Reporting Date - March 3, 1999
          Item Reported - "Item 2. Acquisition or Disposition of Assets."

          Form 8-K Reporting Date - April 16, 1999
          Item Reported - "Item 5. Other Events"

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     JWGENESIS FINANCIAL CORP.




Date: May 14, 1999          /s/ Marshall T. Leeds
                          (Duly Authorized Officer)
                      (President and Chief Executive Officer)


Date: May 14, 1999          /s/ Gregg S. Glaser
                          (Duly Authorized Officer)
                      (Principal Financial and Accounting Officer)