Form 10-Q
period 1999-06-30
JWGENESIS FINANCIAL CORP /
filed 1999-08-16
CIK 1057412

==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM  __________  TO ___________

                        COMMISSION FILE NUMBER 001-14205


                            JWGENESIS FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                FLORIDA                             65-0811010
   --------------------------------     ------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

   980 NORTH FEDERAL HIGHWAY o SUITE 310
            BOCA RATON, FLORIDA                               33432
   ---------------------------------------                   ----------
   (Address of principal executive offices)                  (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 338-2600

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                     Outstanding at August 12, 1999
     ---------------------------------------     -----------------------------
     Common stock, $.001 par value per share                 5,804,855



                      Exhibit index is located on page 16.

Total number of pages including cover page - 16.

                                             JWGENESIS FINANCIAL CORP.
                                             -------------------------

                                                       INDEX
                                                       -----

                                                                                                        Page
                                                                                                        ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Condensed Statements of Financial Condition
              at June 30, 1999 and December 31, 1998                                                       3

         Consolidated Condensed Statements of Income for the Three Month and
              Six Month Periods Ended June 30, 1999 and 1998                                               4

         Consolidated Condensed Statements of Cash Flows for the Six Month Periods
              Ended June 30, 1999 and 1998                                                                 5

         Notes to Consolidated Condensed Financial Statements                                              7

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                        11

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders                                                 16

Item 6.  Exhibits and Reports on Form 8-K                                                                  16

                                               PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                         JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                        June 30,         December 31,
                                                                                          1999             1998(*)
                                                                                     ---------------------------------
                                                                                                (Unaudited)
ASSETS

Cash and cash equivalents                                                            $  63,654,000      $  16,978,000
Receivable from customers, net                                                                --          117,579,000
Receivable from brokers and dealers                                                      5,811,000          6,915,000
Securities owned, at estimated fair value                                               15,227,000         13,746,000
Cost in excess of the value of net assets acquired                                      15,531,000         14,838,000
Furniture, equipment and leasehold improvements, net of accumulated
  depreciation and amortization of $3,327,000 and $3,035,000                             2,958,000          3,386,000
Deferred tax asset                                                                       4,051,000               --
Other, net                                                                               8,225,000          6,952,000
                                                                                     --------------------------------
                                                                                     $ 115,457,000      $ 180,394,000
                                                                                     --------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term borrowings from banks                                                     $        --        $  16,988,000
Accounts payable, accrued expenses and other liabilities                                14,803,000         17,319,000
Payable to customers                                                                          --           49,218,000
Payable to brokers and dealers                                                           2,930,000         42,283,000
Securities sold, not yet purchased, at estimated fair value                              2,853,000            305,000
Lines of credit                                                                               --            3,000,000
Income taxes payable                                                                    13,258,000            656,000
Deferred gain                                                                           14,875,000               --
Deferred tax liabilities                                                                      --              356,000
                                                                                     --------------------------------
                                                                                        48,719,000        130,125,000
                                                                                     --------------------------------
 Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value - authorized 5,000,000 shares; no shares issued
      or outstanding                                                                          --                 --
Common stock, $.001 par value - authorized 30,000,000 shares; issued
      and outstanding 5,755,379  and 5,501,054                                               6,000              6,000
Additional paid-in capital                                                              23,821,000         22,987,000
Retained earnings                                                                       46,117,000         27,283,000
Treasury stock, at cost, 285,275 and 900 shares                                         (3,206,000)            (7,000)
                                                                                     --------------------------------
Total stockholders' equity                                                              66,738,000         50,269,000
                                                                                     --------------------------------
                                                                                     $ 115,457,000      $ 180,394,000
                                                                                     ================================


* - Derived from audited consolidated financial statements contained in JWGenesis Financial Corp. Annual Report on Form 10-K for the fiscal year ended December 31, 1998. See Note 2.


                (Th accompanying Notes to Consolidated Condensed
                  Financial Statements are an integral part of
                          these financial statements.)

                                        JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                        (UNAUDITED)

                                                            Three Months                        Six Months Ended
                                                           Ended June 30,                           June 30,
                                                 -----------------------------------   -----------------------------------
                                                       1999             1998                 1999             1998
                                                 -----------------------------------   -----------------------------------
REVENUES:
Commissions                                          $ 28,474,000      $ 14,052,000         $56,517,000       $27,181,000
Market making and principal transactions, net           4,899,000         5,618,000          11,648,000        10,486,000
Gain on sale of subsidiary                             23,877,000                 -          23,877,000                 -
Interest                                                3,395,000         3,818,000           7,016,000         6,980,000
Clearing fees                                           2,122,000         2,642,000           5,327,000         4,461,000
Other                                                   1,913,000           738,000           3,664,000         2,033,000
                                                 -----------------------------------   -----------------------------------
                                                       64,680,000        26,868,000         108,049,000        51,141,000
                                                 -----------------------------------   -----------------------------------
EXPENSES:
Commissions and clearing costs                         21,018,000        13,782,000          41,350,000        26,457,000
Employee compensation and benefits                     10,234,000         4,437,000          16,978,000         8,885,000
Selling, general and administrative                     7,570,000         4,277,000          16,162,000         8,130,000
Interest                                                1,292,000         1,458,000           2,771,000         2,713,000
                                                 -----------------------------------   -----------------------------------
                                                       40,114,000        23,954,000          77,261,000        46,185,000
                                                 -----------------------------------   -----------------------------------
Income before income taxes                             24,566,000         2,914,000          30,788,000         4,956,000
Provision for income taxes                              9,510,000         1,138,000          11,954,000         1,910,000
                                                 ===================================   ===================================
Net income                                           $ 15,056,000        $1,776,000        $ 18,834,000       $ 3,046,000
                                                 ===================================   ===================================

Earnings per common share:
Basic                                                       $2.61              $.43               $3.27              $.78
                                                 ===================================   ===================================
Diluted                                                     $2.36              $.38               $3.00              $.67
                                                 ===================================   ===================================

Weighted average common shares outstanding:
Basic                                                   5,759,282         4,090,801           5,756,227         3,918,753
                                                 ===================================   ===================================
Diluted                                                 6,369,754         4,646,906           6,285,200         4,519,065
                                                 ===================================   ===================================

                (The accompanying Notes to Consolidated Condensed
                  Financial Statements are an integral part of
                          these financial statements.)

                                        JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                                             Six Months Ended June 30,
                                                                                  -----------------------------------------
                                                                                              1999                1998
                                                                                  -----------------------------------------
OPERATING ACTIVITIES
Net income                                                                                $ 18,834,000         $ 3,047,000
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
    Depreciation and amortization on furniture,                                                354,000             241,000
       equipment and leasehold improvements
    Amortization of costs in excess of fair value of                                           829,000                   -
       net assets acquired and other
 Change in assets and liabilities, net of effect of acquisition:
    Receivable from customers                                                              117,579,000        (24,981,000)
    Receivable from brokers and dealers                                                    (1,344,000)             994,000
    Securities owned                                                                       (1,481,000)         (2,382,000)
    Deferred tax asset                                                                     (4,407,000)            (27,000)
    Other assets                                                                           (2,737,000)         (1,667,000)
    Accounts payable, accrued expenses and other liabilities                                   164,000         (1,972,000)
    Payable to customers                                                                  (49,218,000)        (16,013,000)
    Payable to brokers and dealers                                                        (38,624,000)          28,527,000
    Securities sold, not yet purchased                                                       2,548,000             133,000
    Deferred gain                                                                           14,875,000                   -
    Income taxes payable                                                                    12,602,000             955,000
                                                                                  -----------------------------------------
Net cash provided by (used in) operating                                                    69,974,000        (13,145,000)
activities
                                                                                  -----------------------------------------
INVESTING ACTIVITIES
    Purchases of furniture, equipment and leasehold improvements                             (967,000)           (521,000)
    Acquisition of cost in excess of the values of net assets acquired                     (1,742,000)                   -
    Disposal of furniture, equipment and leasehold improvements                                 75,000                   -
                                                                                  -----------------------------------------
Net cash used in investing activities                                                      (2,634,000)           (521,000)
                                                                                  -----------------------------------------
FINANCING ACTIVITIES
    Change in short-term borrowings from banks                                            (16,809,000)          17,834,000
    Change in notes payable to affiliate                                                             -         (5,113,000)
    Change in lines of credit                                                              (3,000,000)           2,110,000
    Acquisition of treasury shares                                                         (1,689,000)                   -
    Issuance of common stock                                                                   834,000             400,000
                                                                                  -----------------------------------------
Net cash provided by (used in) financing activities                                       (20,664,000)          15,231,000
                                                                                  -----------------------------------------

Net increase in cash and cash equivalents                                                   46,676,000           1,565,000
Cash and cash equivalents at beginning of period                                            16,978,000          12,999,000
                                                                                  =========================================
Cash and cash equivalents at end of period                                                $ 63,654,000         $14,564,000
                                                                                  =========================================

                                             (Continued on next page)

                                        JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
                                                        (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes                                                $4,759,000           $ 954,000
                                                                                  =========================================
Cash paid during the period for interest                                                    $5,655,000         $ 2,713,000
                                                                                  =========================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On March 3, 1999, the Company acquired 284,375 shares of treasury stock on connection with its divestiture of JWGenesis Capital Markets, LLC. In exchange for these shares, the Company transferred $1,689,000 of cash and net assets of $1,765,000.


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

                   JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

As discussed in the Company's 1998 Annual Report on Form 10-K, on June 12, 1998, JWGenesis Financial Corp. ("JWGenesis" or the "Company") and its predecessor JW Charles Financial Services, Inc. ("JWCFS") consummated a series of transactions (the "Combination") in which the Company acquired Genesis Merchant Group Securities LLC ("Genesis") and JWCFS, the latter pursuant to a statutory share exchange of one share of JWGenesis common stock for each outstanding share of JWCFS common stock. As a result of the Combination, JWGenesis succeeded to the business and operations of JWCFS and Genesis, with both becoming wholly-owned subsidiaries of the Company. Information relating to periods prior to June 12, 1998 is derived solely from information and financial statements of JWCFS and, except as otherwise expressly indicated, relates to matters prior to the Combination.

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated.

The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries which are: JWGenesis Financial Services, Inc. formerly JW Charles Financial Services, Inc. ("JWGFS") Corporate Securities Group, Inc. ("CSG"), JWGenesis Securities, Inc. formerly JW Charles Securities, Inc. ("JWG Securities"), JWGenesis Capital Markets, Inc. formerly JWGenesis Capital Corp. ("JWG Markets"), JWGenesis Insurance Services, Inc. formerly First Investors Life Agency, Inc. ("JWG Insurance"), DMG Securities, Inc. ("DMG") and GSG Securities, Inc. formerly Discount Securities Group, Inc. ("GSG"). In addition, the accompanying consolidated financial statements include the accounts of JWGenesis Capital Markets, LLC ("JWG Capital") (effective June 12,
1998) (See Note 5, "Acquisitions and Divestitures") and JWGenesis Clearing Corp. ("JWG Clearing) through May 31, 1999 (See Note 5, "Acquisitions and Divestitures"). All significant intercompany transactions have been eliminated in consolidation.


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

4. NET CAPITAL

The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. At June 30, 1999, the net capital positions of the Company's broker-dealer subsidiaries were as follows:


CSG:
         Ratio of aggregate indebtedness to net capital                2.65
         Net capital                                             $3,047,000
         Required net capital                                      $334,000

JWG Securities:
         Ratio of aggregate indebtedness to net capital                3.56
         Net capital                                             $2,579,000
         Required net capital                                      $613,000


GSG:
         Ratio of aggregate indebtedness to net capital                2.30
         Net capital                                               $706,000
         Required net capital                                      $108,000

DMG:
         Ratio of aggregate indebtedness to net capital                 .30
         Net capital                                               $275,000
         Required net capital                                      $100,000

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

On March 3, 1999, the Company divested JWG Capital, whose operations consisted primarily of the Company's San Francisco-based brokerage processing services unit that had been acquired in the Combination on June 12, 1998, to an investor group led by certain former owners of JWG Capital in exchange for 284,375 shares of common stock of the Company and various mutual releases. As part of the divestiture, JWG Capital transferred its investment banking, corporate finance and portions of its capital markets business to another Company subsidiary, so that those operations would be retained by the Company. The Company assumed responsibility for and retained occupancy of the New York City office of JWG Capital.

On June 1, 1999, the Company completed the sale of JWG Clearing to Fiserv, Inc. ("Fiserv") through its wholly owned subsidiary Fiserv Clearing, Inc. ("Fiserv Clearing"). JWG Clearing had functioned primarily as the Company's securities clearing, execution, and back office services unit, and only those operations comprised JWG Clearing at the time the sale was consummated. For the sale to Fiserv, the Company received cash consideration of $58,870,000, and may receive additional consideration based on the outcome of various matters. Of this amount, $18,870,000 represented the net book value of JWG Clearing and $40 million represented the purchase price in excess of the net book value of JWG Clearing. Of the $40 million, $25 million was recorded as income (reduced by certain expenses related to the sale) in the current period under the caption "gain on sale of subsidiary" and the remaining $15 was recorded as a deferred gain and will be accreted into income ratably over 10 years.

In connection with the sale, (i) the Company entered into a Transition Services Agreement pursuant to which, following the sale, it will continue to provide certain assistance and services to JWG Clearing and Fiserv Clearing, and will permit JWG Clearing and Fiserv Clearing to use certain facilities during a transition period for a monthly fee approximating actual costs; (ii) the Company agreed not to compete for ten years in the securities clearing and execution business and not to solicit personnel of JWG Clearing or Fiserv and its affiliates; and (iii) the Company agreed, subject to certain limitations and exclusions (primarily related to independent contractor registered representatives, possible future acquisitions, and a one-year phase-in period), to use and cause its subsidiaries and affiliates to use the clearing services of designated Fiserv affiliates for at least 90% of their securities brokerage transactions, and, in the case of independent contractor registered representatives, to impose a surcharge on certain such transactions that are not cleared through a Fiserv affiliate, during the 10-year period following the sale. The Company has the right, however, to be released from the above obligations to use Fiserv affiliates or to impose a surcharge by repaying to Fiserv a portion of the sales price based on a prescribed formula that takes into account the price paid in the sale and the amount of clearing services business then being generated by the Company or its affiliate seeking the release.

As a result of the sale and the above agreements, the Company ceased providing clearing services, both to third party correspondents (such as broker dealers, banks, and other financial institutions) and for its own securities brokerage transactions.

6. SEGMENT ANALYSIS

The Company's reportable segments are: captive retail distribution, independently owned retail distribution, clearing and trading, capital markets and other. The captive retail distribution segment includes the 12 retail branches of JWG Securities located in Florida, California, Georgia and New York. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The independently owned retail distribution segment includes the 102 CSG offices and one DMG office, all of which are located in the U.S., providing securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The clearing and trading segment now comprises primarily of the trading of equities and fixed income products as principal, investments in trading firms including Knight/Trimark Group, Inc. and Strike Technologies LLC, and proceeds from the sale of JWG Clearing. Until June 1, 1999, this segment also included securities clearing, execution, and related back office services, none of which the Company now provides. The capital markets segment includes management and participation in underwritings (exclusive of sales credits, which are included in the distribution segments), mergers and acquisitions, public finance, institutional trading, institutional research and market making for institutional research. Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on return on investment. The Company has not disclosed asset information by segment as the information is not produced internally.

All long-lived assets are located in the U.S. The Company's business is predominantly in the U.S.

Information concerning operations in these segments of business is as follows:


                                           Three Months Ended June 30,         Six Months Ended June 30,
                                          -----------------------------     ------------------------------
                                             1999              1998             1999              1998
                                          ------------      -----------     -------------      -----------
Revenue:
     Captive retail distribution          $ 17,186,000      $ 7,952,000     $  33,168,000      $16,044,000
     Independently owned distribution       13,911,000       11,176,000        25,443,000       21,562,000
     Clearing and trading                   32,978,000        6,877,000        45,290,000       12,523,000
     Capital markets                           364,000             --           3,883,000             --
     Other                                     241,000          863,000           265,000        1,012,000
                                          ------------      -----------     -------------      -----------
         Total                            $ 64,680,000      $26,868,000     $ 108,049,000      $51,141,000
                                          ============      ===========     =============      ===========

Pre-tax income:
     Captive retail distribution          $    580,000      $   742,000     $   1,026,000      $ 1,045,000
     Independently owned distribution        1,009,000        1,004,000         1,865,000        2,006,000
     Clearing and trading                   23,005,000        1,071,000        28,456,000        1,757,000
     Capital markets                           (19,000)            --            (183,000)            --
     Other                                      (9,000)          97,000          (376,000)         148,000
                                          ------------      -----------     -------------      -----------
         Total                            $ 24,566,000      $ 2,914,000     $  30,788,000      $ 4,956,000
                                          ============      ===========     =============      ===========

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

GENERAL

         As discussed in detail in the Company's Annual Report on Form 10-K for the 1998 fiscal year (the "1998 10-K"), on June 12, 1998, the Company acquired Genesis (which subsequently became JWG Capital) as part of the Combination and succeeded to the respective businesses and operations of both JWGFS and Genesis. The discussions relating to any period prior to June 12, 1998, however, reflect the operations of JWGFS only as if it were the Company during such period, and do not reflect any operations of Genesis before the Combination. The results of all of Genesis' operations are reflected in the Company's results for the portion of the fiscal year 1999 period through March 3, 1999, on which date the Company divested Genesis in a transaction in which the Company nonetheless retained the corporate finance services operations that it had been conducting through Genesis, while divesting Genesis' brokerage processing services business unit. Management does not believe the effects of the divestiture will be material for the Company's operations. However, the inclusion of Genesis' operations for most of the 1999 period does have some impact on the Company's data and this analysis.

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

         On June 1, 1999, the Company sold its clearing subsidiary, JWG Clearing, to Fiserv Clearing, Inc. Accordingly, the six- and three-month periods ended June 30, 1999, only include the results of JWG Clearing for five months and two months, respectively, whereas the results of JWG Clearing are included in the entire six- and three-month periods ended June 30, 1998.

         The inclusion or exclusion, as the case may be, of results attributable to any of JWG Capital, GSG and JWG Clearing affects the results of operations or financial condition reported by the Company, and in several cases these effects are significant and account for a material portion of the change from period to period.

RESULTS OF OPERATIONS

       THREE MONTHS ENDED JUNE 30, 1999 (THE "1999 PERIOD") VS. JUNE 30, 1998 (THE "1998 PERIOD")

                                                                   Three Months Ended June 30,
                                                  --------------------------------------------------------------
                                                     1999                      1998                     1997
                                                    (000's)     % Change     (000's)     % Change      (000's)
                                                  ------------ ------------ ----------- ------------ ------------
      REVENUES:
      Commissions                                     $28,474          103     $14,052           33      $10,528
      Market making and principal
      transactions,       net                           4,899          -13       5,618            4        5,399
      Gain on sale of  subsidiary                      23,877           NM           -            -            -
      Interest                                          3,395          -11       3,818           37        2,781
      Clearing fees                                     2,122          -20       2,642            3        2,573
      Other                                             1,913          159         738            2          724
                                                  ============ ============ =========== ============ ============
                                                      $64,680          141     $26,868           22      $22,005
                                                  ============ ============ =========== ============ ============
                                                                   Three Months Ended June 30,
                                                  --------------------------------------------------------------
                                                     1999                      1998                     1997
                                                    (000's)     % Change     (000's)     % Change      (000's)
                                                  ------------ ------------ ----------- ------------ ------------
      EXPENSES:
      Commissions and clearing costs                  $21,018           53     $13,782           26      $10,927
      Employee compensation and benefits               10,234          131       4,437            8        4,114
      Selling, general and administrative               7,570           77       4,277            5        4,056
      Interest                                          1,292          -11       1,458           35        1,077
                                                  ============ ============ =========== ============ ============
                                                      $40,114           67     $23,954           19      $20,174
                                                  ============ ============ =========== ============ ============

         Total revenues of $64,680,000 recorded in the 1999 Period increased by 141% compared to last year's $26,868,000. JWG Capital (which had previously been Genesis) added $725,000 to revenues, GSG added $5,941,000 to revenues, and the sale of JWG Clearing added $23,877,000; without these developments, revenues for the 1999 Period would have been $34,137,000 or a 27% increase compared to the 1998 Period.

         Of total revenues, commissions increased by 103% to $28,474,000 from $14,052,000, of which 1999 Period total, GSG contributed $5,572,000. Without
GSG, commission revenues would have been $22,902,000 in the 1999 Period, resulting in a 63% increase. This increase in commissions without GSG is largely attributable to the industry wide increase in market activity in the second quarter of 1999 as a result of strength in the general securities market, along with the Company's shift in emphasis from market making and principal transactions to brokerage transactions that generate commissions. Market making and principal transactions, net decreased 13%, which also reflects the above shift in emphasis. Clearing fees decreased by $520,000 or 20% as a result of the sale of JWG Clearing. Other revenues increased $1,175,000 primarily due to amounts added in the 1999 Period by the presence of GSG and JWG Capital, which were $288,000 and $364,000, respectively.

         Commissions  and clearing  costs,  which  represent  the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades), increased in the 1999 Period by $3,507,000 due to GSG alone. Without including GSG, commissions and clearing costs would have increased by 27% to $17,511,000, which relates directly to the level of increase in combined commission and principal transaction revenue that would have resulted without GSG.

         Employee compensation and benefits increased by $5,797,000 or 131% primarily as a result of two factors: $3,729,000 in bonuses recorded in connection with the sale of JWG Clearing, and the inclusion of GSG and JWG Capital, which together accounted for $693,000 of the total in the 1999 Period. Excluding those factors, employee compensation and benefits increased by $1,375,000 or 31% due to the industry wide increase in market activity discussed above, which caused employees who receive incentive compensation related to sales activity and profitability to receive greater amounts in the 1999 Period.

         Selling, general and administrative costs increased by $3,293,000 or 77% primarily as a result of the inclusion of GSG and JWG Capital, which contributed $722,000 in the 1999 Period, and the amortization of cost in excess of the value of net assets acquired, amortization of the nonsolicitation and non compete agreements entered into with certain officers, increased advertising and general Company promotional expenditures, in addition to a general increase related to the Company's higher level of operations.

       SIX MONTHS ENDED JUNE 30, 1999 (THE "1999 PERIOD") VS. JUNE 30, 1998 (THE "1998 PERIOD")

                                                                    Six Months Ended June 30,
                                                  --------------------------------------------------------------
                                                     1999                      1998                     1997
                                                    (000's)     % Change     (000's)     % Change      (000's)
                                                  ------------ ------------ ----------- ------------ ------------
      REVENUES:
      Commissions                                     $56,517          108     $27,181           23      $22,066
      Market making and principal transactions,
      net                                              11,648           11      10,486            4       10,045
      Gain on sale of subsidiary                       23,877           NM           -            -            -
      Interest                                          7,016            1       6,980           36        5,115
      Clearing fees                                     5,327           19       4,461            2        4,381
      Other                                             3,664           80       2,033          -20        2,530
                                                  ============ ============ =========== ============ ============
                                                     $108,049          111     $51,141           16      $44,137
                                                  ============ ============ =========== ============ ============
                                                                    Six Months Ended June 30,
                                                  --------------------------------------------------------------
                                                     1999                      1998                     1997
                                                    (000's)     % Change     (000's)     % Change      (000's)
                                                  ------------ ------------ ----------- ------------ ------------
      EXPENSES:
      Commissions and clearing costs                  $41,350           56     $26,457           18      $22,485
      Employee compensation and benefits               16,978           91       8,885            7        8,269
      Selling, general and administrative              16,162           99       8,130            3        7,905
      Interest                                          2,771            2       2,713           32        2,062
                                                  ============ ============ =========== ============ ============
                                                      $77,261           67     $46,185           13      $40,721
                                                  ============ ============ =========== ============ ============

         Total revenues of $108,049,000 recorded in the 1999 Period increased by 111% compared to last year's $51,141,000. JWG Capital (which had previously been Genesis) added $3,883,000 to revenues, GSG added $11,951,000 to revenues, and the sale of JWG Clearing added $23,877,000; without these developments, revenues for the 1999 Period would have been $68,338,000 or a 34% increase compared to the 1998 Period.

         Of total revenues, commissions increased by 108% to $56,517,000 from $27,181,000, of which 1999 Period total, GSG contributed $11,216,000 and JWG Capital contributed $3,032,000. Without GSG and JWG Capital, commission revenues would have been $42,269,000 in the 1999 Period, resulting in a 56% increase. This increase in commissions without GSG and JWG Capital is largely attributable to the industry wide increase in market activity in the first half of 1999 as a result of strength in the general securities market. Market making and principal transactions, net increased 11%, primarily due to the inclusion of realized and unrealized gains totaling $6,324,000 related to the Company's investment in Knight/Trimark Group, Inc. (NASDAQ: NITE). Exclusive of this gain, market making and principal transactions, net would have decreased by $5,162,000 or 49%, reflecting the shift in the Company's emphasis away from market making activities. Clearing fees increased by $866,000 or 19% as a result of the industry wide increase in market activity in the first half of 1999, even though the 1999 Period results only include five months of clearing fees because of the sale of JWG Clearing on June 1, 1999. Other revenues increased $1,631,000 primarily due to amounts added in the 1999 Period by the presence of GSG and JWG Capital, which were $586,000 and $725,000, respectively.

         Commissions and clearing costs increased in the 1999 Period by $7,246,000 and $1,615,000 due to GSG and JWG Capital, respectively. Without including GSG and JWG Capital, commissions and clearing costs would have increased by 23% to $32,489,000, which relates directly to the level of increase in combined commissions and principal transaction revenue that would have resulted without GSG and JWG Capital.

         Employee compensation and benefits increased in the 1999 Period by $8,093,000 or 91% primarily as a result of $3,729,000 in bonuses recorded in connection with the sale of JWG Clearing, and the inclusion of GSG and JWG Capital, which together accounted for $2,234,000 of the total in the 1999 Period. Excluding those factors, employee compensation and benefits increased by only $2,130,000 or 24% due to the industry wide increase in market activity previously discussed that caused employees who receive incentive compensation related to sales activity and profitability to receive greater amounts in the 1999 Period.

         Selling, general and administrative costs increased by $8,032,000 or 99%, with GSG and JWG Capital contributing $4,806,000 of the 1999 Period total amount. The remaining increase of $3,226,000 is primarily due to the same factors discussed in connection with the three-month results.


LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains a highly liquid balance sheet with the majority of the Company's assets consisting of cash and cash equivalents, and securities owned, which are marked to market. The nature of the Company's business as a market maker and securities dealer requires it to carry significant levels of securities inventories in order to meet its customer and internal trading needs. Additionally, the Company's role as a financial intermediary for customer activities, which it conducts on a principal basis, results in significant levels of customer related balances, which while carried on the books and records of its clearing firm, continue to remain the responsibility of the Company in the event of nonperformance by a customer.

         At June 30, 1999, the Company had stockholders' equity of $66,738,000, representing an increase of $16,469,000 from December 31, 1998, and the Company had cash and cash equivalents of $63,654,000. The increase in stockholders' equity is primarily related to net income of $18,834,000 recorded for the six month period ended June 30, 1999, plus the proceeds from option exercises and stock purchases in the amount of $834,000, less treasury stock acquired in connection with the divestiture of JWG Capital in the amount of $3,199,000. At June 30, 1999, the Company had $5,000,000 available under its committed bank lines of credit.

         At June 30, 1999, the Company owned approximately 150,000 shares of common stock of Knight/Trimark Group, Inc. ("NITE"), which have a historical cost of $5,000 and are included in securities owned at estimated fair market value of $7,500,000. Approximately 30,000 of these shares were allocated to Company management. Between July 1 and August 12, 1999, approximately 134,000 of the NITE shares were sold for approximately $7.5 million.

IMPACT OF YEAR 2000 ISSUE

         Generally, the year 2000 risk involves computer programs and computer hardware that may not perform accurately into the year 2000. The arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to correctly recognize the date change from December 31, 1999 to January 1, 2000 and beyond. If the Company's systems did not correctly recognize such a date change, computer applications that directly or indirectly rely on the date field could fail or create erroneous results. Such erroneous results could affect the Company's ability to conduct retail securities brokerage or engage in other normal business activities. If it is not adequately addressed by the Company or its suppliers, the year 2000 issue could result in a material adverse impact on the Company's financial condition and results of operations.

     JWGENESIS' STATE OF READINESS

         The Company has been assessing its Year 2000 readiness since 1998. It formed a committee charged with the task of identifying and remediating date recognition problems in both information technology ("IT") and non-IT systems that include microcontrollers and other embedded computer technology. Guided by requirements of and examination by securities regulators, the committee has developed a comprehensive plan to assess the Company's year 2000 readiness with respect to both IT and non-IT systems. Its inventory of both types of systems is complete, and the Company has either remediated or replaced, all noncompliant systems. The Company believes that mission-critical systems have been remediated or are nearing completion of remediation. The Company expects that all noncompliant systems will be repaired, replaced or otherwise remediated by September 30, 1999, although there can be no assurance that the Company's year 2000 remediation program will be complete by then.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders
-------  -------------------------------------------------

         The Company held its annual meeting of stockholders on June 22, 1999, at which only the election of six nominees for directors was voted on. All six nominees were elected, with the following vote totals:

                       NOMINEE                           VOTES FOR                    VOTES WITHHOLD
                       -------                           ---------                    --------------
         Marshall T. Leeds                               3,553,904                        13,878
         Joel E. Marks                                   3,553,904                        13,878
         Gregg S. Glaser                                 3,553,904                        13,878
         Jeffrey H. Lehman                               3,553,904                        13,878
         Wm. Dennis Ferguson                             3,553,868                        13,914
         Sanford D. Cohen                                3,553,904                        13,878

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)  Exhibits:

                  99(i) Nonsolicitation Agreement between the Company and Joel E. Marks (replacing an incorrect version thereof inadvertently filed as Exhibit 99(i) to the Company's 1998 Form 10-K; the previous filing is hereby deleted in its entirety).

                  27       Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K:

                  (i) Reporting date - April 16, 1999. Item Reported - Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                  (ii) Reporting date - June 1, 1999. Item Reported - Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                JWGENESIS FINANCIAL CORP.



Date: August 12, 1999         By:/s/ Gregg S. Glaser
                                 -----------------------------------------
                                  (Duly Authorized Officer)
                                              and
                               (Principal Financial and Accounting Officer)