Form 10-Q
period 1999-09-30
JWGENESIS FINANCIAL CORP /
filed 1999-11-19
CIK 1057412

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to ______________

                        Commission file number 001-14205


                            JWGENESIS FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Florida                               65-0811010
    -------------------------------        -----------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

         980 North Federal Highway o Suite 310
                  Boca Raton, Florida                    33432
         ----------------------------------------      ----------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                   Outstanding at November 12, 1999
     ---------------------------------------   --------------------------------
     Common stock, $.001 par value per share                  5,952,782



                      Exhibit index is located on page 16.
                Total number of pages including cover page - 16.

===============================================================================

                            JWGENESIS FINANCIAL CORP.

                                      INDEX

                                                                                              Page
                                                                                              ----
Part I. Financial Information

Item 1.  Financial Statements.

         Consolidated Condensed Statements of Financial Condition
              at September 30, 1999 and December 31, 1998                                        3

         Consolidated Condensed Statements of Income for the Three Month and
              Nine Month Periods Ended September 30, 1999 and 1998                               4

         Consolidated Condensed Statements of Cash Flows for the Nine Month Periods
              Ended September 30, 1999 and 1998                                                  5

         Notes to Consolidated Condensed Financial Statements                                    7


Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                              11

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                       16

                                              PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                     JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                     September 30,     December 31,
                                                                                         1999            1998(*)
                                                                                    -------------------------------
ASSETS                                                                               (Unaudited)
------
Cash and cash equivalents                                                            $ 57,399,000     $  16,978,000
Receivable from customers, net                                                               --         117,579,000
Receivable from brokers and dealers                                                     4,669,000         6,915,000
Securities owned, at estimated fair value                                               9,686,000        13,746,000
Cost in excess of the value of net assets acquired                                     15,252,000        14,838,000
Furniture, equipment and leasehold improvements, net of accumulated
  depreciation and amortization of $3,327,000 and $3,035,000                            2,963,000         3,386,000
Deferred tax asset                                                                      4,249,000              --
Other, net                                                                              8,647,000         6,952,000
                                                                                     ------------------------------
                                                                                     $102,865,000     $ 180,394,000
                                                                                     ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Short-term borrowings from banks                                                     $       --       $  16,988,000
Accounts payable, accrued expenses and other liabilities                               13,016,000        17,319,000
Payable to customers                                                                         --          49,218,000
Payable to brokers and dealers                                                          2,598,000        42,283,000
Securities sold, not yet purchased, at estimated fair value                             1,826,000           305,000
Lines of credit                                                                              --           3,000,000
Income taxes payable                                                                    1,744,000           656,000
Deferred gain                                                                          14,500,000              --
Deferred tax liabilities                                                                     --             356,000
                                                                                     ------------------------------
                                                                                       33,684,000       130,125,000
                                                                                     ------------------------------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value - authorized 5,000,000 shares; no shares issued
      or outstanding                                                                         --                --
Common stock, $.001 par value - authorized 30,000,000 shares; issued
      and outstanding 5,952,782  and 5,501,054                                              6,000             6,000
Additional paid-in capital                                                             25,439,000        22,987,000
Retained earnings                                                                      46,942,000            (7,000)
                                                                                     ------------------------------
Total stockholders' equity                                                             69,181,000        50,269,000
                                                                                     ------------------------------
                                                                                     $102,865,000     $ 180,394,000
                                                                                     ==============================


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

                                        JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                        (Unaudited)


                                                            Three Months                       Nine Months Ended
                                                          Ended September                        September 30,
                                                                30,
                                                 -----------------------------------   -----------------------------------
                                                       1999             1998                 1999             1998
                                                 -----------------------------------   -----------------------------------
Revenues:
Commissions                                          $ 22,929,000      $ 16,793,000         $79,446,000       $43,974,000
Market making and principal transactions, net           2,242,000         5,769,000          13,890,000        16,255,000
Gain on sale of subsidiary                                      -                 -          23,877,000                 -
Interest                                                1,562,000         3,834,000           8,578,000        10,814,000
Clearing fees                                                   -         2,164,000           5,327,000         6,625,000
Other                                                   2,185,000         1,299,000           5,849,000         3,332,000
                                                 -----------------------------------   -----------------------------------
                                                       28,918,000        29,859,000         136,967,000        81,000,000
                                                 -----------------------------------   -----------------------------------
Expenses:
Commissions and clearing costs                         17,006,000        14,620,000          58,356,000        41,077,000
Employee compensation and benefits                      4,562,000         5,962,000          21,540,000        14,847,000
Selling, general and administrative                     5,828,000         6,751,000          21,990,000        14,881,000
Interest                                                   21,000         1,564,000           2,792,000         4,277,000
                                                 -----------------------------------   -----------------------------------
                                                       27,417,000        28,897,000         104,678,000        75,082,000
                                                 -----------------------------------   -----------------------------------
Income before income taxes                              1,501,000           962,000          32,289,000         5,918,000
Provision for income taxes                                676,000           456,000          12,630,000         2,366,000
                                                 ===================================   ===================================
Net income                                             $  825,000         $ 506,000        $ 19,659,000       $ 3,552,000
                                                 ===================================   ===================================

Earnings per common share:
Basic                                                       $0.14              $.10               $3.41              $.81
                                                 ===================================   ===================================
Diluted                                                     $0.12              $.09               $3.02              $.72
                                                 ===================================   ===================================

Weighted average common shares outstanding:
Basic                                                   5,840,308         5,324,990           5,756,227         4,395,018
                                                 ===================================   ===================================
Diluted                                                 6,752,809         5,739,114           6,499,069         4,938,635
                                                 ===================================   ===================================

                                     (The accompanying Notes to Consolidated Condensed
                                       Financial Statements are an integral part of
                                               these financial statements.)

                                        JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                                                            Nine Months Ended September 30,
                                                                           --------------------------------
                                                                                1999                1998
                                                                           --------------------------------
Operating activities
Net income                                                                 $  19,659,000      $  3,552,000
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
    Depreciation and amortization on furniture,                                  482,000           422,000
       equipment and leasehold improvements
    Amortization of costs in excess of fair value of                           1,283,000              --
       net assets acquired and other
 Change in assets and liabilities, net of effect of acquisition:
    Receivable from customers                                                117,579,000        (7,205,000)
    Receivable from brokers and dealers                                         (202,000)       (1,475,000
    Securities owned                                                           4,060,000        (4,685,000)
    Deferred tax asset                                                        (4,605,000)          (48,000)
    Other assets                                                              (3,399,000)       (1,534,000)
    Accounts payable, accrued expenses and other liabilities                  (1,623,000)       (1,721,000)
    Payable to customers                                                     (49,218,000)      (16,557,000)
    Payable to brokers and dealers                                           (38,956,000)       22,316,000
    Securities sold, not yet purchased                                         1,521,000          (300,000
    Deferred gain                                                             14,500,000              --
    Income taxes payable                                                       1,088,000        (1,576,000
                                                                           -------------------------------
Net cash provided by (used in) operating activities                           62,169,000        (5,659,000)
                                                                           -------------------------------
Investing activities
    Purchases of furniture, equipment and leasehold improvements              (1,100,000)         (866,000)
    Acquisition of cost in excess of the values of net assets acquired        (1,677,000)             --
    Disposal of furniture, equipment and leasehold improvements                   75,000              --
                                                                           -------------------------------
Net cash used in investing activities                                         (2,702,000)         (866,000)
                                                                           -------------------------------
Financing activities
    Change in short-term borrowings from banks                               (16,809,000)        8,678,000
    Change in notes payable to affiliate                                            --          (5,113,000)
    Change in lines of credit                                                 (3,000,000)        2,110,000
    Acquisition of treasury shares                                            (1,689,000)             --
    Issuance of common stock                                                   2,452,000         2,047,000
                                                                           -------------------------------
Net cash provided by (used in) financing activities                          (19,046,000)        7,722,000
                                                                           -------------------------------

Net increase in cash and cash equivalents                                     40,421,000         1,197,000
Cash and cash equivalents at beginning of period                              16,978,000        11,512,000
                                                                           -------------------------------
Cash and cash equivalents at end of period                                 $  57,399,000      $ 12,709,000
                                                                           ===============================


                            (Continued on next page)


                                        JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Continued
                                                       (Unaudited)



Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes                                               $17,190,000           $ 954,000
                                                                                  =========================================
Cash paid during the period for interest                                                    $1,615,000         $ 2,713,000
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

On July 15, 1999, the Company granted options for the purchase of an aggregate of 500,000 shares of common stock at an exercise price of $13.40; the options are fully vested and immediately exercisable, and have a five-year term.

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

Because of seasonal and other factors, the results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 1999.

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

4. NET CAPITAL

The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. At September 30, 1999, the net capital positions of the Company's broker- dealer subsidiaries were as follows:


CSG:
         Ratio of aggregate indebtedness to net capital                     1.22
         Net capital                                                  $3,435,000
         Required net capital                                           $280,000

JWG Securities:
         Ratio of aggregate indebtedness to net capital                     4.18
         Net capital                                                  $1,434,000
         Required net capital                                           $400,000


GSG:
         Ratio of aggregate indebtedness to net capital                     2.89
         Net capital                                                    $515,000
         Required net capital                                           $100,000

DMG:
         Ratio of aggregate indebtedness to net capital                      .32
         Net capital                                                    $296,000
         Required net capital                                           $100,000

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


On June 1, 1999, the Company completed the sale of JWG Clearing to Fiserv, Inc. ("Fiserv") through its wholly owned subsidiary Fiserv Clearing, Inc. ("Fiserv Clearing"). JWG Clearing had functioned primarily as the Company's securities clearing, execution, and back office services unit, and only those operations comprised JWG Clearing at the time the sale was consummated. For the sale to Fiserv, the Company received cash consideration of $58,870,000, and may receive additional consideration based on the outcome of various matters. Of this amount, $18,870,000 represented the net book value of JWG Clearing and $40 million represented the purchase price in excess of the net book value of JWG Clearing. Of the $40 million, $25 million was recorded as income (reduced by certain expenses related to the sale) in the current period under the caption "gain on sale of subsidiary" and the remaining $15 million was recorded as a deferred gain and will be accreted into income ratably over 10 years.

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

6. SEGMENT ANALYSIS

The Company's reportable segments are: captive retail distribution, independently owned retail distribution, clearing and trading, capital markets and other. The captive retail distribution segment includes the 22 retail branches of JWG Securities and GSG located in Florida, California, Georgia, Illinois, Colorado, Connecticut and New York. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The independently owned retail distribution segment includes the 118 CSG offices and one DMG office, all of which are located in the U.S., providing securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The clearing and trading segment now comprises primarily of the trading of equities and fixed income products as principal, investments in trading firms including Knight/Trimark Group, Inc. and Strike Technologies LLC, and proceeds from the sale of JWG Clearing. Until June 1, 1999, this segment also included securities clearing, execution, and related back office services, none of which the Company now provides. The capital markets segment includes management and participation in underwritings (exclusive of sales credits, which are included in the distribution segments), mergers and acquisitions, public finance, institutional trading, institutional research and market making for institutional research. Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on return on investment. The Company has not disclosed asset information by segment as the information is not produced internally.

All long-lived assets are located in the U.S. The Company's business is predominantly in the U.S.

Information concerning operations in these segments of business is as follows:

                                                    Three Months Ended                     Nine Months Ended
                                                      September 30,                          September 30,
                                             -------------------------------        ----------------------------------
                                                 1999               1998                1999                 1998
                                            -------------       ------------        -------------        -------------
 Revenue:
     Captive retail distribution            $ 15,230,000        $  7,030,000        $  48,398,000        $ 22,143,000
     Independently owned distribution         12,132,000           9,146,000           37,575,000          30,708,000
     Clearing and trading                      1,249,000           8,378,000           46,801,000          21,752,000
     Capital markets                             304,000           5,276,000            4,187,000           6,320,000
     Other                                         3,000              29,000                6,000              77,000
                                            ------------        ------------        -------------        ------------
          Total                             $ 28,918,000        $ 29,859,000        $ 136,967,000        $ 81,000,000
                                            ============        ============        =============        ============


Pre-tax income:
     Captive retail distribution            $   (170,000)       $   (133,000)       $     856,000        $    912,000
     Independently owned distribution            989,000             540,000            2,854,000           2,546,000
     Clearing and trading                      1,282,000           2,621,000           29,738,000           4,378,000
     Capital markets                            (120,000)         (2,029,000)            (303,000)         (2,029,000)
      Other                                     (480,000)            (37,000)            (856,000)            111,000
                                            ------------        ------------        -------------        ------------
          Total                             $  1,501,000        $    962,000        $  32,289,000        $  5,918,000
                                            ============        ============        =============        ============

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

GENERAL

         As discussed in detail in the Company's Annual Report on Form 10-K for the 1998 fiscal year (the "1998 10-K"), on June 12, 1998, the Company acquired Genesis (which subsequently became JWG Capital) as part of the Combination and succeeded to the respective businesses and operations of both JWGFS and Genesis. The discussions relating to any period prior to June 12, 1998, however, reflect the operations of JWGFS only as if it were the Company during such period, and do not reflect any operations of Genesis before the Combination. The results of all of Genesis' operations are reflected in the Company's results for the portion of the fiscal year 1999 period through March 3, 1999, on which date the Company divested Genesis in a transaction in which the Company nonetheless retained the corporate finance services operations that it had been conducting through Genesis, while divesting Genesis' brokerage processing services ("BPS") business unit. Management does not believe the effects of the divestiture will be material for the Company's operations. However, the inclusion of Genesis' operations for most of the 1999 period does have some impact on the Company's data and this analysis.

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

         On June 1, 1999, the Company sold its clearing subsidiary, JWG Clearing, to Fiserv Clearing, Inc. Accordingly, the nine-month period ended September 30, 1999, includes the results of JWG Clearing for five months, whereas JWG Clearing was not part of the Company during the three-month period ended September 30, 1999. By way of comparison, the results of JWG Clearing are included in the entire nine- and three month periods ended September 30, 1998.

         The inclusion or exclusion, as the case may be, of results attributable to any of JWG Capital, GSG and JWG Clearing affects the results of operations or financial condition reported by the Company, and in several cases these effects are significant and account for a material portion of the change from period to period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 (THE "1999 PERIOD") VS. SEPTEMBER 30, 1998 (THE "1998 PERIOD")

                                                                Three Months Ended September 30,
                                                  --------------------------------------------------------------
                                                     1999                      1998                     1997
                                                    (000's)     % Change     (000's)     % Change      (000's)
                                                  ------------ ------------ ----------- ------------ ------------
      Revenues:
      Commissions                                     $22,929           37     $16,793           16      $14,450
      Market making and principal transactions,
      net                                               2,242          -61       5,769           21        4,763
      Interest                                          1,562          -59       3,834           38        2,774
      Clearing fees                                         -         -100       2,164          -35        3,312
      Other                                             2,185           68       1,299           73          750
                                                  ---------------------------------------------------------------
                                                      $28,918           -3     $29,859           15      $26,049
                                                  ===============================================================

                                                                Three Months Ended September 30,
                                                  --------------------------------------------------------------
                                                     1999                      1998                     1997
                                                    (000's)     % Change     (000's)     % Change      (000's)
                                                  ------------ ------------ ----------- ------------ ------------
      Expenses:
      Commissions and clearing costs                  $17,006           16     $14,620            6      $13,846
      Employee compensation and benefits                4,562          -23       5,962           39        4,297
      Selling, general and administrative               5,828          -14       6,751          101        3,352
      Interest                                             21          -99       1,564           51        1,033
                                                  --------------------------------------------------------------
                                                      $27,417           -5     $28,897           28      $22,528
                                                  ===============================================================

         Total revenues of $28,918,000 recorded in the 1999 Period decreased by 3% compared to last year's $29,859,000. The comparability of total revenues in the 1999 Period versus the 1998 Period is significantly impacted by (i) the January 1, 1999 acquisition by GSG of assets of CHD; (ii) the June 12, 1998 acquisition of Genesis and the subsequent divestiture of its BPS Operations on March 3, 1999; (iii) the sale of JWG Clearing on June 1, 1999; and, (iv) the unrealized and realized gains recorded on the Company's investment in Knight/Trimark Group, Inc. (Nasdaq:NITE) (collectively the "Events"). Excluding the revenues from the Events, total revenues would have increased to $21,956,000 from $15,217,000 for the 1999 Period compared to the 1998 Period.

         Commissions increased by 37% to $22,929,000 from $16,793,000 primarily as a result of GSG's aforementioned acquisition. Without the Events, commission revenues would have been $17,854,000 and $11,703,000 in the 1999 Period and 1998 Period, respectively. This increase in commissions is largely attributable to the industry wide increase in market activity in 1999 as compared to the third quarter of 1998, along with the Company's shift in emphasis from market making and principal transactions to brokerage transactions that generate commissions. Market making and principal transactions, net decreased $3,527,000 or 61%, of which $1,646,000 is attributable to the excess in the unrealized gain recorded on the Company's investment in Knight/Trimark Group, Inc. in the 1998 Period as compared to the 1999 Period. Interest income decreased by $2,272,000 or 59% due to the sale of JWG Clearing, offset slightly by the interest income earned on the net sales proceeds received in the sale; JWG Clearing had generated interest income in the 1998 Period of $3,025,000. No clearing fees were recorded in the 1999 period due to the sale of JWG Clearing on June 1, 1999. Other revenues increased by $886,000 primarily due to $527,000 added in the 1999 Period by the presence of GSG.

         Commissions  and clearing  costs,  which  represent  the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades), after eliminating the effect of the Events, increased $2,701,000 or 25% from $10,761,000 to $13,462,000. This increase is primarily due to the increase in commission revenues.

         Employee compensation and benefits decreased by $1,400,000 or 23% primarily as a result of a net reduction in employee compensation and benefits due to the (i) sale of JWG Clearing (ii) divestiture of JWG Capital and the GSG acquisition.

         Selling, general and administrative costs decreased by $923,000 or 14% as a result of the Events.

         Interest expense decreased $1,543,000, reflecting that JWG Clearing incurred $1,478,000 of interest in the 1998 Period, but was sold on June 1, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 (THE "1999 PERIOD") VS. SEPTEMBER 30, 1998 (THE "1998 PERIOD")

                                                                 Nine Months Ended September 30,
                                                  --------------------------------------------------------------
                                                     1999                      1998                     1997
                                                    (000's)     % Change     (000's)     % Change      (000's)
                                                  ---------------------------------------------------------------
      Revenues:
      Commissions                                     $79,446           81     $43,974           20      $36,516
      Market making and principal transactions,
      net                                              13,890          -15      16,255           10       14,808
      Gain on sale of subsidiary                       23,877           NM           -            -            -
      Interest                                          8,578          -21      10,814           37        7,889
      Clearing  fees                                    5,327          -20       6,625          -14        7,693
      Other                                             5,849           73       3,332            2        3,280
                                                  ---------------------------------------------------------------
                                                     $136,967           69     $81,000           15      $70,186
                                                  ===============================================================

                                                                 Nine Months Ended September 30,
                                                  --------------------------------------------------------------
                                                     1999                      1998                     1997
                                                    (000's)     % Change     (000's)     % Change      (000's)
                                                  ---------------------------------------------------------------
      Expenses:
      Commissions and clearing costs                  $58,356           42     $41,077           13      $36,331
      Employee compensation and benefits               21,540           45      14,847           18       12,566
      Selling, general and administrative              21,990           48      14,881           32       11,257
      Interest                                          2,792          -35       4,277           38        3,095
                                                  ---------------------------------------------------------------
                                                     $104,678           39     $75,082           19      $63,249
                                                  ===============================================================

         Total revenues of $136,967,000 recorded in the 1999 Period increased by 69% compared to last year's $81,000,000. The comparability of total revenues in the nine-month 1999 Period versus the nine-month 1998 Period is significantly impacted by the same Events discussed above as impacting the respective three-month periods. Excluding the revenues from these events, total revenues would have increased to $73,782,000 from $54,347,000 for the 1999 Period compared to the 1998 Period.

         Commissions increased by 81% to $79,446,000 from $43,974,000. Without the Events referred to above, commission revenues would have been $60,230,000 and $38,145,000 in the 1999 Period and 1998 Period, respectively. The latter increase in commissions is largely attributable to the industry wide increase in market activity in 1999 as compared to 1998, along with the Company's shift in emphasis from market making and principal transactions to more general brokerage transactions that generate commissions. Market making and principal transactions, net decreased $2,365,000 or 15% due primarily to the Company's shift in emphasis away from market making and principal transactions. Interest income decreased by $2,236,000 or 21% primarily due to the sale of JWG Clearing, offset slightly by the interest income earned on the net proceeds received in the sale; JWG Clearing had generated interest income in the 1999 Period of $5,861,000 versus $8,868,000 in the 1998 Period. Clearing fees decreased due to the sale of JWG Clearing which resulted in clearing fees being earned for 9 months in the 1998 Period versus only 5 months in the 1999 Period. Other revenues increased by $2,517,000 primarily due to GSG's acquisition and improved investment banking revenues.

         Commissions  and clearing  costs,  which  represent  the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades), after eliminating the effect of the Events, increased $9,268,000 or 26% from $35,972,000 to $45,240,000. This increase is primarily due to the increase in commission revenues.

         Employee compensation and benefits increased in the 1999 Period by $6,693,000 or 45% primarily as a result of $3,729,000 in bonuses recorded in connection with the sale of JWG Clearing, and the inclusion of GSG and JWG Capital, which together accounted for $2,735,000 of the total in the 1999 Period versus $2,205,000 in the 1998 Period. Adjusted for those factors, employee compensation and benefits increased by $2,434,000 or 16% due to the industry wide increase in market activity previously discussed that caused employees who receive incentive compensation related to sales activity and profitability to receive greater amounts in the 1999 Period, in addition to additional personnel, salary increases and amounts paid to officers of JWG Capital in connection with the divestiture of JWG Capital.

         Selling, general and administrative costs increased by $7,109,000 or 48% primarily as a result of the inclusion of GSG, which contributed $5,034,000 in the 1999 Period, and the amortization of cost in excess of the value of net assets acquired, amortization of the nonsolicitation and non compete agreements entered into with certain officers, increased advertising and general Company promotional expenditures, in addition to a general increase related to the Company's higher level of operations.


LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains a highly liquid balance sheet, with the majority of the Company's assets consisting of cash and cash equivalents, and securities owned, which are marked to market. The nature of the Company's business as a market maker and securities dealer requires it to carry significant levels of securities inventories in order to meet its customer and internal trading needs. Additionally, the Company's role as a financial intermediary for customer activities, which it conducts on a principal basis, results in significant levels of customer related balances, which while carried on the books and records of its clearing firm, continue to remain the responsibility of the Company in the event of nonperformance by a customer.

         At September 30, 1999, the Company had stockholders' equity of $69,181,000, representing an increase of $18,912,000 from December 31, 1998, and the Company had cash and cash equivalents of $57,399,000. The increase in stockholders' equity is primarily related to net income of $19,659,000 recorded for the nine month period ended September 30, 1999, plus the proceeds from option exercises and stock purchases in the amount of $834,000, less treasury stock acquired in connection with the divestiture of JWG Capital in the amount of $3,199,000. At September 30, 1999, the Company had $12,000,000 available under its committed lines of credit.


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

     JWGenesis' State of Readiness

         The Company has been assessing its Year 2000 readiness since 1998. It formed a committee charged with the task of identifying and remediating date recognition problems in both information technology ("IT") and non-IT systems that include microcontrollers and other embedded computer technology. Guided by requirements of and examination by securities regulators, the committee has developed a comprehensive plan to assess the Company's year 2000 readiness with respect to both IT and non-IT systems. Its inventory of both types of systems is complete, and the Company has either remediated or replaced, all noncompliant systems. The Company believes that mission-critical systems have been remediated.

         Testing commenced in 1998, and further testing has occurred and will continue to occur during 1999 of systems that have been remediated. The Company believes that it has identified all major internal business and operational functions that will be impacted by the year 2000 date change.

     Costs to Address Year 2000 Issues

         The total costs for the evaluation, remediation and testing of the Company's IT and non-IT systems in connection with the year 2000 issue was approximately $1.25 million to $1.5 million, all of which has been incurred to date. All of the expected expenditures were present in the Company's 1998 and 1999 internal capital expenditures budgets.

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

     JWGenesis' Contingency Plans

         The Company has developed a formal contingency plan which was designed to ensure the continuation of normal business operations of mission-critical systems in the event of one or more year 2000 related failures. The contingency plan is designed to facilitate the Company in providing uninterrupted services to its internal users and external customers until a normal level of services can be restored. If the Company's transaction processing systems suffer year 2000- related failures, retail brokerage and communication of orders might be processed telephonically or by other means. If major business partners with whom the Company maintains clearing arrangements suffer systems failures, the Company could clear securities transactions through other businesses with compliant systems. If vendors or suppliers suffer failures, the Company will seek alternative vendors and suppliers with compliant systems. Contingency plans in the event of widespread failures in the securities industry are difficult to formulate, but in such event the Company would seek to conduct its operations via methods not dependent on noncompliant systems, and cooperate with any industry-wide contingency plans.

                           PART II - OTHER INFORMATION


         Item 6.  Exhibits  and  Reports  on  Form 8-K

                  (a)  Exhibits:


                           27  Financial Data Schedule (for SEC use only)

                  (b) Reports on Form 8-K:

                           (i)   Reporting date - July 15, 1999.
                                 Item Reported - Item 5, Other Events.


                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   JWGENESIS FINANCIAL CORP.


Date: November 15, 1999             By: /s/ Gregg S. Glaser
                                            Gregg S. Glaser
                                   (Duly Authorized Officer)
                                               and
                                   (Principal Financial and Accounting Officer)