Form 10-Q/A
period 1999-09-30
JWGENESIS FINANCIAL CORP /
filed 1999-11-19
CIK 1057412

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A

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




===============================================================================

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
                                                                                     ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Short-term borrowings from banks                                                     $       --       $  16,988,000
Accounts payable, accrued expenses and other liabilities                               13,016,000        17,319,000
Payable to customers                                                                         --          49,218,000
Payable to brokers and dealers                                                          2,598,000        42,283,000
Securities sold, not yet purchased, at estimated fair value                             1,826,000           305,000
Lines of credit                                                                              --           3,000,000
Income taxes payable                                                                    1,744,000           656,000
Deferred gain                                                                          14,500,000              --
Deferred tax liabilities                                                                     --             356,000
                                                                                     ------------------------------
                                                                                       33,684,000       130,125,000
                                                                                     ------------------------------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value - authorized 5,000,000 shares; no shares issued
      or outstanding                                                                         --                --
Common stock, $.001 par value - authorized 30,000,000 shares; issued
      and outstanding 5,952,782  and 5,501,054                                              6,000             6,000
Additional paid-in capital                                                             25,439,000        22,987,000
Retained earnings                                                                      46,942,000        27,283,000
Treasury Stock, at cost, 285,275 and 900 shares                                       (3,206,000)            (7,000)
                                                                                     ------------------------------
Total stockholders' equity                                                             69,181,000        50,269,000
                                                                                     ------------------------------
                                                                                     $102,865,000     $ 180,394,000
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



                                   JWGENESIS FINANCIAL CORP.


Date: November 19, 1999             By: /s/ Gregg S. Glaser
                                            Gregg S. Glaser
                                   (Duly Authorized Officer)
                                               and
                                   (Principal Financial and Accounting Officer)