Form 10-K
period 1999-12-31
JWGENESIS FINANCIAL CORP /
filed 2000-04-03
CIK 1057412

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to
                                                  --------     --------

                        Commission file number 001-14205

                           JWGENESIS FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

              Florida                             58-1545984
     -------------------------------   -----------------------------------
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
     incorporation or organization)

     980 North Federal Highway - Suite 210
            Boca Raton, Florida                      33432
     -------------------------------------           ------
     (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code  (561) 338-2600

          Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock - Par Value $.001 per share
                    ----------------------------------------
                                (Title of class)

        Securities registered pursuant to Section 12(g) of the Act: None

       Name of Exchange on Which Registered:  The American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     On March 27, 2000, the Registrant had 8,459,000 outstanding shares of Common Stock, $.001 par value, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates, was approximately $139,573,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed with the Commission, are incorporated by reference into Part III.
================================================================================


                                     PART I

ITEM 1. BUSINESS

Background and General

     JWGenesis Financial Corp. (the "Company" or "JWGenesis") is a diversified financial services holding company whose principal operating subsidiaries -- JWGenesis Financial Services, Inc. ("JWGFS") (formerly known as Corporate Securities Group, Inc.), JWGenesis Securities, Inc. ("JWG Securities"), JWGenesis Capital Markets, Inc. ("JWG Capital") and JWGenesis Financial Group, Inc. ("JWGFG") (formerly GSG Securities, Inc.) -- on a combined basis operate a full-service securities brokerage and investment banking business that offers "one-stop-shopping" to the Company's customers and clients. The Company provides a wide range of securities brokerage and investment services to a diversified client base, and provides investment banking services to corporate and institutional clients and high net worth individuals.

     JWGenesis was incorporated as a Florida corporation in January 1998; however, as a result of the Share Exchange on June 12, 1998 described elsewhere herein, JWGenesis succeeded to the business and operations of JWCharles Financial Services, Inc. ("JWCFS"), which was incorporated as a Florida corporation in December 1983. Also on June 12, 1998, as a result of the Combination described elsewhere herein (of which the Share Exchange was a part), JWGenesis acquired 100% of Genesis Merchant Group Securities, LLC ("Genesis") and succeeded to its business, which had commenced in 1989. On March 3, 1999, the Company divested itself of Genesis in a transaction that resulted in the Company's continued ownership and operation, through JWG Capital, of Genesis's New York City-based operations, which consist of corporate finance, capital markets, and certain institutional research and sales capabilities. As a result of a merger in 1990, JWCFS acquired certain operations that date back to 1973.

     JWG Securities is a New York Stock Exchange ("NYSE") member firm with branch offices in South Florida, California, Georgia, and New York. JWG Securities' branches are owned as well as managed by the Company, and its brokers are "full-service" oriented and receive compensation packages that are competitive with most regional and national wire-house brokerage firms. JWGFS, a National Association of Securities Dealers, Inc. ("NASD") member firm, is a general securities broker dealer that offers a full array of investment products and services to a variety of clients through a national network of independently owned offices. JWGFS offices can vary in size from one investment professional to many. JWG Securities and JWGFS clear trades through Fiserv Correspondent Services, Inc. ("Fiserv") and Bear Stearns Securities Corp. JWGFG, a NASD member firm, is a general securities broker dealer that offers a full array of investment products and services primarily through its branch offices located in Colorado, California, Florida, and Illinois. JWGFG brokers are "full-service" oriented and receive compensation packages that are competitive with most similarly situated firms. JWG Capital is a New York-based firm that specializes in investment banking services. A sixth subsidiary of the Company, DMG Securities, Inc. ("DMG"), is also engaged in the securities brokerage business. All of JWGenesis' operating subsidiaries are owned through its wholly-owned subsidiary, JWGenesis Financial, Inc. ("JWGFI").

     The Company's activities generate revenue for the Company primarily in the form of commission and fee income, and market making and principal transactions revenues. The Company also derives revenues from corporate finance transactions, insurance brokerage services, consulting services, and interest income. Until June 1, 1999, when the Company sold its JWGenesis Clearing Corp.

subsidiary ("JWG Clearing") and ceased its clearing services business, the Company also generated securities transactions processing fees ("clearing fees"). The following table indicates the percentage of total revenues represented by each of these activities during the past three years:


                                       Percentage of Total Revenues(1)(2)
                                       ----------------------------------
                                             Year Ended December 31,
                                       ----------------------------------
                                            1999    1998     1997
                                            ----    ----     ----
Commissions...............................    56%     53%      51%
Market making and principal
  transactions, net ......................    18%     21%      21%
Gain on sale of subsidiary(3).............    13%      -        -
Interest..................................     5%     12%      12%
Clearing fees.............................     3%     11%      13%
Other (including corporate finance and
 consulting)..............................     5%      3%       3%

----------------
(1)  Excludes the results of Genesis for the periods prior to June 12, 1998.
(2)  Includes the results of JWG Clearing through May 31, 1999.
(3)  Reflects the sale of JWG Clearing on June 1, 1999.

     The following table indicates the amounts and percentages of total revenues generated by each of the Company's principal investment banking and securities brokerage subsidiaries in each of the past three years:


                                          Revenues(1)(2)
                                 (Amounts in Millions of Dollars)
                 ---------------------------------------------------------------
                                      Year Ended December 31,
                            1999                  1998                 1997
                 ---------------------------------------------------------------
                    Amount       %        Amount        %       Amount       %
                  ----------  --------  -----------  -------  ----------  ------
JWGFS                  $53.3       37       $39.1      34        $34.2      35
JWG Capital (1)          2.5        2        13.2      12            -       -
JWG Securities          45.5       31        31.0      27         34.8      35
JWG Clearing (2)        15.4       11        28.1      25         26.4      27
JWGFG (3)               25.6       18         0.0       0          0.0       0
DMG Securities           1.2        1         2.0       2          2.9       3

----------------
(1)  Excludes the results of Genesis for the periods prior to June 12, 1998.
(2)  Includes the results of JWG Clearing through May 31, 1999.
(3)  Reflects the acquisition of certain assets on January 1, 1999.


Significant Developments

     Sale of JWGenesis Clearing Corp.

     On June 1, 1999, the Company completed the sale of JWG Clearing to Fiserv, Inc. through Fiserv, Inc.'s wholly owned subsidiary Fiserv Clearing, Inc. ("Fiserv"). JWG Clearing had functioned primarily as the Company's securities clearing, execution, and back office services unit, and only those operations comprised JWG Clearing at the time the sale was consummated. For the sale to Fiserv, the Company received cash consideration of approximately $59 million, and may receive additional consideration based on the outcome of various matters. Of this amount, approximately $19 million represented the net book value of JWG Clearing. Of the $40 million of purchase price in excess of the net book value of JWG Clearing, $25 million was recorded as income (reduced by certain expenses related to the sale) in 1999 and the remaining $15 million was recorded as deferred income and will be accreted into income ratably over 10 years.

     In connection with the JWG Clearing sale, among other things, the Company agreed not to compete for ten years in the securities clearing and execution business and not to solicit personnel of JWG Clearing or Fiserv and its affiliates; and the Company agreed, subject to certain limitations and exclusions (primarily related to independent contractor registered representatives, possible future acquisitions, and a one-year phase-in period), to use and cause its subsidiaries and affiliates to use the clearing services of designated Fiserv affiliates for at least 90% of their securities brokerage transactions, and, in the case of independent contractor registered representatives, to impose a surcharge on certain such transactions that are not cleared through a Fiserv affiliate, during the 10-year period following the sale. The Company has the right, however, to be released from the above obligations to use Fiserv affiliates or to impose a surcharge by repaying to Fiserv a portion of the sales price based on a prescribed formula that takes into account the price paid in the sale and the amount of clearing services business then being generated by the Company or its affiliate seeking the release.

     As a result of the sale and the above agreements, the Company ceased providing clearing services, both to third party correspondents (such as broker dealers, banks, and other financial institutions) and for its own securities brokerage transactions.


     Divestiture of Genesis

     On March 3, 1999, the Company divested Genesis -- which at the time consisted primarily of the Company's San Francisco-based brokerage processing services unit that had been acquired in the Combination on June 12, 1998 -- to an investor group of certain of the former owners of Genesis (the "Divestiture"). The Company had acquired Genesis on June 12, 1998 as part of a larger transaction (the "Combination") that included a statutory share exchange with JWGFI (then known as JW Charles Financial Services, Inc., or JWCFS) by which the Company acquired all of the outstanding shares of JWGFI common stock in exchange for shares of common stock of the Company on a one-for-one basis, and thus replaced JWGFI as the publicly held holding company (the "Share Exchange"). As part of the Divestiture, the investor group conveyed to the Company an aggregate of 426,563 shares of common stock of the Company that had been issued to them in the Combination, and Genesis transferred its corporate finance operations (based in its New York office) to JWG Capital, so that those operations would be retained by the Company.

     The JWGFG Acquisition

     On January 1, 1999, JWGFG Securities, Inc. ("JWGFG") acquired certain assets of six retail securities branch offices (and three satellite offices) from an unaffiliated broker-dealer. Prior to January 1, 1999, JWGFG was inactive.

     In connection with this asset purchase, JWGFG paid approximately $2.3 million in cash; JWGFI issued shares of its Series C Redeemable Preferred Stock that are redeemable, in the aggregate, for up to $2.5 million based upon the financial performance of the acquired branch offices over the three years in the period ending December 31, 2001; and the Company issued (i) a warrant for the purchase of up to 156,250 shares of its common stock, at an exercise price of $16 per share, which may only be exercised using redemptions of the Series C Redeemable Preferred Stock, and (ii) a three-year, fully vested option to purchase 75,000 shares of its common stock at an exercise price of $16 per share. The Company also issued options to purchase an aggregate of 375,000 shares of its common stock at an exercise price of $8 per share, exercisable through December 31, 2003, to senior management of the acquired branch offices (the "Senior Management Options"). The Senior Management Options vest over a three-year period based upon a formula tied to the revenues of the acquired branch offices. An additional 150,000 options, with a three-year term and a $16 per share exercise price, were made available by the Company to selected branch managers and registered representatives employed in the acquired branch offices.

     MVP.com, Inc. Investment

     In August 1999, the Company and John Elway formed MVP.com, Inc., initially as a 50/50 joint venture between them, to establish an Internet business (the "Old Joint Venture"). In November 1999, the Company and Mr. Elway entered into a series of transactions, led by Benchmark Capital Partners III, L.P. ("Benchmark") and certain of its affiliates, which resulted in the formation of a new MVP.com, Inc. ("MVP") and the addition of several new participants in the venture, including Benchmark, Freeman Spogli & Co., Michael Jordan, Wayne Gretzky, Galyan's Trading Company, Sportsline.com, CBS, and John Costello, the Chief Executive Officer of MVP. In connection with that series of transactions, the Company entered into a Series A Preferred Stock Purchase Agreement (the "Stock Purchase Agreement"), pursuant to which it purchased, for approximately $1.0 million, shares of preferred stock in MVP ("Preferred Shares") that were convertible into approximately 5% of MVP's common stock. The Company also entered into an Investor Rights Agreement (the "Investor Rights Agreement") which entitles it to acquire additional Preferred Shares in connection with certain future sales of stock by MVP. In 2000, the Company exercised rights under the Investor Rights Agreement to purchase additional Preferred Shares in order to reduce its percentage dilution as a result of subsequent financings by MVP. As a result, the Company has invested an aggregate of approximately $3.0 million for MVP Preferred Shares, which are convertible into approximately 4% of MVP's common stock.

     Holders of Preferred Shares are entitled to receive annual cash dividends at the rate of $0.027 per share, subject to adjustment for stock dividends, stock splits, and similar transactions. Upon any liquidation of MVP, holders of Preferred Shares have a priority right to receive $0.335 per share (as adjusted for any stock dividends, stock splits, and similar transactions), plus all declared and unpaid dividends on the Preferred Shares. With limited exceptions, the Preferred Shares vote equally with the shares of MVP common stock. Pursuant to the Investor Rights Agreement, the Company and other holders of MVP stock have certain demand and piggyback registration rights with respect to their shares of MVP stock.

     In connection with the November 1999 series of transactions, the Old Joint Venture sold substantially all of its assets, including its "mvp.com" name, URL, and all intellectual property rights, to MVP, and ceased operations. The Company is a passive investor only and has no role in the management of MVP.

     Tender Offer

     On February 11, 2000, the Company completed a partial tender offer for shares of its outstanding common stock, pursuant to which it purchased 1,750,000 shares for a price of $35 million. The Company conducted the tender offer in order to utilize excess cash derived from the sale of JWG Clearing in June 1999.

     3-for-2 Stock Split

     Unless otherwise indicated, all information with respect to numbers of shares of common stock, prices of common stock, and earnings per common share appearing in this Form 10-K have been adjusted to reflect two separate three-for-two stock splits effected in the form of a 50% stock dividend, the first by its predecessor JWCFS on February 7, 1997, and the most recent on March 24, 2000.

Retail Brokerage

     The Company conducts its retail brokerage business primarily through JWG Securities, JWGFS, JWGFG and DMG. The following table sets forth certain statistical information concerning registered representatives and branch offices of each of these subsidiaries:

                                                      At December 31,
                    ----------------------------------------------------------------------------------
                              1999                         1998                         1997
                    ------------------------ -----------------------------  --------------------------
                      Registered                  Registered                    Registered
                    Representatives  Offices   Representatives      Offices   Representatives  Offices
                    ---------------  -------  ------------------    -------   ---------------  -------
JWG Securities           160           14           209              15             213          13
JWGFS                    292          130           273             107             279          91
JWGFG                    122            6           126(1)            6(1)            -           -
DMG                        9            1             5               1              20           1
                         ---          ---           ---             ---             ---         ---
  Total                  583          151           613             129             512         105
                         ===          ===           ===             ===             ===         ===

-------------------
(1) Information is as of January 1, 1999, reflecting personnel hired as part of an assets acquisition that closed as of that date, exclusive of approximately 80 trainee personnel.


     JWGenesis Securities, Inc.

     JWG Securities is a NYSE member organization and a member of the NASD. JWG Securities' activities primarily consist of retail securities brokerage, management and participation in underwritings of equity and fixed income securities, distribution of mutual funds and unit trusts, and research and investment advisory services. JWG Securities has clearing agreements with Fiserv and Bear Stearns Securities Corp. ("Bear Stearns"), both NYSE member organizations, under which agreements they provide JWG Securities with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These agreements allow JWG Securities to offer a range of products and services that is generally offered only by firms that are larger and have more capital than JWG Securities.

     All of JWG Securities' registered representatives are in-house employees who, prior to their employment with JWG Securities, had industry experience.

     JWGenesis Financial Services, Inc.

     JWGFS, a general securities broker-dealer, provides products and services similar to those offered by JWG Securities for the accounts of its customers and for its own account. JWGFS is a member of the NASD and has clearing agreements with Bear Stearns and Fiserv, under which agreements they provide JWGFS with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These agreements allow JWGFS to offer a range of products and services that is generally offered only by firms that are larger and have more capital than JWGFS.

     All of JWGFS's branch offices operate as independently owned affiliates.
In affiliated branch office situations, the office is owned and operated by an independent person who obtains appropriate NASD licenses to supervise or manage the branch office by virtue of affiliating with JWGFS and being subject to its supervisory jurisdiction. Each such office is responsible for its own overhead and other operational expenses, although all of its revenues from securities brokerage transactions accrue to JWGFS. JWGFS, on the other hand, pays commissions to the branch offices on the revenues generated by them (at higher rates than those that would be paid to registered representatives working at a branch office owned by JWGFS) and provides other support for the operations, including required home office supervisory functions and access to JWGFS's securities transaction clearing agreements with Bear Stearns and Fiserv. All registered representatives who are associated with JWGFS are licensed with the NASD, and all such persons have prior industry experience prior to opening their own office or working at one of JWGFS's independently owned affiliated offices.

     The affiliated branch office system permits the Company to expand its base of revenue and its network for the retail distribution of securities underwritten by the Company (and for trading in connection with the Company's market making activities), without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring registered representatives as in-house employees.

     JWGenesis Financial Group, Inc.

     JWGFG, a general securities broker-dealer, provides products and services similar to those offered by JWG Securities for the accounts of its customers and for its own account. JWGFG is a member of the NASD and has a clearing agreement with Fiserv, under which it provides JWGFG with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. The Fiserv clearing agreement allows JWGFG to offer a range of products and services that is generally offered only by firms that are larger and have more capital than JWGFG.

     All of JWGFG's registered representatives are in-house employees. Through its retail branch network, JWGFG markets a wide variety of investment products, including common and preferred equities, tax-free and taxable bonds, unit trusts, mutual funds, insurance and annuity products, and options.

     DMG Securities, Inc.

     DMG, also a NASD member firm, conducts its brokerage operations from a single location in Virginia. DMG's office is owned and operated by an independent person who holds appropriate NASD licenses to supervise or manage the branch office by virtue of affiliating with DMG and being subject to its supervisory jurisdiction. The office is responsible for its own overhead and other operational expenses, and operates in a manner similar to that described for affiliated branch offices of JWGFS. DMG also has a clearing agreement with Fiserv that provides DMG with back office support, execution services on all principal national securities exchanges, and access to many of its in-house financial services and products. This agreement allows DMG to offer a range of products and services that is generally offered only by firms that are larger and have more capital than DMG.

Corporate Finance

     The Company's corporate finance activities are conducted primarily through JWG Capital and involve a variety of activities, including public and private debt and equity financings for corporate clients, merger and acquisition advisory services, fairness opinions, business analyses and evaluations, and general financial consulting services. Such activities include securing the Company's participation in the distribution of securities -- both initial public offerings ("IPOs") and secondary offerings. The Company has traditionally concentrated its underwriting efforts in the IPO marketplace, seeking out emerging enterprises in industries that it believes offer reasonable opportunities for future growth. Following an offering, the Company (through a registered broker-dealer subsidiary) maintains after-market support by providing research analysis, after-market trading, and sponsorship in the investment community.

     JWG Capital personnel have experience in each stage of merger, acquisition, divestiture, buyout, and recapitalization transactions, including identifying prospective transactions and parties, optimal "packaging" of a client for a transaction, preparing for organizational meetings, structuring the transactions, negotiating terms, and facilitating the closing process. JWG Capital also renders valuation and fairness opinions, for both private and public companies. Its work generally includes a comprehensive operational and financial review of a client and the development of financial analyses that incorporate both quantitative and qualitative factors.

     Compensation for the Company's corporate finance and capital markets services includes cash fees in the form of underwriting commissions, retainers, consulting fees, and success fees and, in certain situations, stock purchase warrants or other equity participation positions.

Research

     The Company maintains a Research Department (i) to provide coverage on a select but broad range of companies, daily market commentary, and trading ideas,
(ii) to complement the Corporate Finance Department by offering their services as an added benefit to attracting and retaining corporate finance clients, and
(iii) to increase the availability and use of in-house research by the Company's retail oriented registered representatives by fostering increased coordination among the Research, Syndicate, and Corporate Finance Departments. The Research Department provides comprehensive coverage of a select group of industries and companies that in many instances are not otherwise widely followed by the investment community. The Research Department publishes numerous materials for its clients, including quarterly earnings reports, company updates, company reports, which initiate research coverage, industry overviews, and emphasis lists, which encompass all covered industries. The Research Department follows the following principal areas: business services and outsourcing, retailing, communications, technology, electronic commerce, health care, biotechnology, leisure and entertainment, broadband, consumer products, pharmaceuticals, and special situations.

Syndicate and Fixed Income

     The Syndicate Department coordinates the Company's participation in underwriting syndicates or selling groups of other underwriters and assists the Company in obtaining participation from other firms in underwritings managed by the Company. The Company historically has participated in a diverse range of offerings, including as an underwriter or selling group member. These offerings included both initial and secondary offerings of common and preferred equity and fixed income and closed-end funds offerings. The Company has been less active in underwriting activities over the past few years, but intends to renew its focus on this area in the future.

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

Market Making and Principal Transactions

     Prior to the Divestiture on March 3, 1999 and the sale of JWG Clearing on June 1, 1999, the Company conducted market making and principal transactions activities using both JWG Clearing and Genesis. Activities related to research recommendations, institutional order flow and Genesis's brokerage processing services unit were conducted through Genesis, while activities related to the Company's retail brokerage and fully disclosed clearing business were conducted through JWG Clearing. All of the Company's market making and principal transaction activities are currently conducted exclusively through JWG Securities. JWG Securities currently acts as a market maker for approximately 50 securities that are traded in the over-the-counter securities market, including those followed by the Research Department.

     In its capacity as a market maker, the Company facilitates trading in select securities by buying and selling securities as a principal for its own account, rather than as an agent for the accounts of its customers. The Company attempts to derive profits through its market making activities by buying stock at its quoted bid price and then either selling the stock at its quoted market price or holding the stock in inventory for future sale at a higher price. If the market for such securities declines, however, or if the Company otherwise is unable to resell the securities at a favorable price, the Company could suffer losses and such losses could be substantial. The Company also engages in short sales, although primarily to fill customer orders. A short sale represents an obligation of the Company to deliver specified securities at the contracted price, thereby creating a liability to purchase the securities at a future time at prevailing market prices. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation to satisfy the sale of these securities may exceed the amount recognized by the Company at the time the short sale was executed.

     The Company's general policy has been not to hold a substantial volume of securities for any significant period of time, so as to reduce the risk of losses from market declines or unfavorable developments. The Company's market making activities historically have accounted for a significant portion of its revenues, and, except for a period during 1998 following its acquisition of the now-divested Genesis (whose securities holding policy was less conservative than the Company's general policy), losses incurred from time to time in connection with these activities were not significant. The Company anticipates that market making and principal transaction activities will continue to be a significant factor in the Company's operations and its prospects for profitability.

Competition

     The Company competes with numerous investment banking and brokerage firms, consulting firms, and financial service companies that are larger, better financed, have longer operating histories, and, in some instances, offer a range of financial and other services to clients that exceed the services offered by the Company. In addition, there is increasing competition from other businesses that now offer financial services, such as commercial banking and insurance companies and certain accounting firms. The principal competitive factors in the securities industry are the quality and ability of professional personnel, the experience and reputation of the firm, the relative prices of services and products offered, the scope of such services and products (increasingly the ability to offer "one-stop-shopping" to customers and clients), and the efficiency of back office operations. The Company has tried to position itself competitively by targeting its investment banking services to middle-market companies, providing competitively priced products and services, and developing one-stop-shopping services. Additionally, the Company has targeted markets that it believes are not adequately served by, and are not a primary focus of, most of these other larger firms. The Company believes that its clearing services and back office support agreements with Bear Stearns and Fiserv provide it additional ability to compete with larger firms.

Employees and Registered Representatives

     As of December 31, 1999, the Company and its subsidiaries had a total of approximately 236 salaried employees and 583 registered representatives. Of these totals, 301 registered representatives are independent contractors affiliated with one of the 131 affiliated, but independently owned and operated, JWGFS and DMG branch offices which existed at such time.

Regulation

     The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. The Securities and Exchange Commission (the "Commission" or the "SEC") is the federal agency charged with the administration of most of the federal securities laws. Much of the regulation of the securities industry, however, has been assigned to various self regulatory organizations ("SROs"), principally the NASD, and in the case of NYSE member firms, the NYSE. The SROs, among other things, promulgate regulations and provide oversight in areas of (i) sales practices, (ii) trade practices among broker-dealers, (iii) capital requirements, (iv) record keeping and (v) conduct of employees and affiliates of member organizations. In addition to promulgating regulations and providing oversight, the Commission and the SROs have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Furthermore, new legislation, changes in the rules and regulations promulgated by the Commission and SROs, or changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers. The stated purpose of much of the regulation of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and shareholders of broker-dealers.

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

     Volatile Nature of the Securities Business

     The securities business is, by its nature, subject to significant risks-- particularly in volatile or illiquid markets. These risks include the risks of:


 .  trading losses                  .  losses resulting from the ownership
 .  counterparty failure to meet       or underwriting of securities
    commitments                    .  customer fraud
 .  employee fraud                  .  issuer fraud
 .  errors and misconduct           .  failures in connection with the processing
 .  litigation                         of securities transactions


     Our principal business activities are retail securities brokerage, investment banking, and clearing and execution services. These businesses are highly competitive and subject to various risks, volatile trading markets, and fluctuations in the volume of market activity. The securities business is directly affected by many broad factors, including

 .  economic and political conditions             .  broad trends in business
 .  legislation and regulation affecting             and finance
   the business and financial communities        .  currency values
 .  inflation                                     .  market conditions
 .  the availability and cost of short-term       .  the credit capacity or
   or long-term funding and capital                 perceived creditworthiness
                                                    of the securities industry
                                                    in the marketplace
                                                 .  interest rate levels and
                                                    volatility


     These and other factors can contribute to lower price levels for securities and illiquid markets. Lower price levels of securities may result in:

 .    reduced securities transactions volumes, with a correlative reduction in commission revenues;

 .    losses from declines in the market value of securities held in trading, investment, and underwriting positions; and

 .    reduced management fees calculated as a percentage of assets managed.

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

     Dependence on Key Personnel

     Most aspects of our business are dependent on highly skilled individuals. We devote considerable resources to recruiting, training, and compensating these individuals. In addition, one component of our strategy is to increase market penetration by recruiting experienced investment consultants. We cannot assure that these recruiting efforts will be successful--or, if successful, that they will enhance our business, results of operations, or financial condition.

     Competition for Professional Employees. From time to time, our employees may leave to pursue other opportunities. We have experienced losses of research, investment banking, operations, and sales and trading professionals. Competition for key personnel is intense. We cannot assure that losses of key personnel due to such competition, or for other reasons, will not occur in the future. The loss of an investment banking, operations, research, or sales and trading professional, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect our operating results.

     Limitations of Employee Retention Mechanisms. We depend on many key employees, and in particular on our senior executive officers: Marshall T. Leeds, our Chairman, President, and Chief Executive Officer; and Joel E. Marks, our Vice Chairman and Chief Operating Officer -- each of whom has an employment agreement with us.

     The loss of any key employee could materially and adversely affect JWGenesis. While we generally do not have employment agreements with our employees, we attempt to retain employees with incentives such as long-term deferred compensation plans, stock issuances or other investment opportunities conditioned on continued employment, and options to buy stock that vest over a number of years of employment. These incentives, however, may be insufficient in light of the increasing competition for experienced professionals in the securities industry, particularly if our stock price were to decline, or fail to appreciate sufficiently. If that happened, our long-term deferred compensation plans might no longer be a competitive incentive for our key employees to stay with us.

     Dependence on Outside Sources of Financing

     Like others companies in the securities industry, we rely on external sources to finance a significant portion of our day-to-day operations. Our principal cash and liquidity sources are commissions and trading profits. We maintain working capital committed credit lines aggregating approximately $12.0 million. The financing available to us varies depending on market conditions, the volume of certain trading activities, credit ratings, credit capacity, and the overall availability of credit to the financial services industry. We cannot assure that adequate financing to support our business will be available in the future on attractive terms, or at all.

     Net Capital Requirements; Holding Company Structure

     The SEC, the NYSE, the NASD, and various other regulatory bodies in the United States have rules with respect to net capital requirements that affect us. These rules require that at least a substantial portion of a broker-dealer's assets be kept in cash or highly liquid investments. Our broker-dealer subsidiaries must comply with the net capital requirements, which could limit operations that require intensive use of capital, such as underwriting or trading activities. These rules could also restrict our ability to withdraw capital from our broker-dealer subsidiaries, even in circumstances where these subsidiaries have more than the minimum amount of required capital. This, in turn, could limit our ability to pay dividends, implement our strategies and pay interest on and repay the principal of our debt. In addition, a change in these rules, or the imposition of new rules, affecting the scope, coverage, calculation, or amount of the net capital requirements, could have similar adverse effects. Significant operating losses or any unusually large charge against net capital could also have a similar material adverse effect.

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

     Risks Associated with Regulation

     The securities industry and our business is extensively regulated by the SEC, state securities regulators, and other governmental regulatory authorities. Industry self-regulatory organizations ("SROs"), including the NASD, the New York Stock Exchange, the American Stock Exchange and other exchanges, also regulate our broker-dealer subsidiaries. Compliance with many of the regulations applicable to our company and our subsidiaries involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. If we do not comply with an applicable regulation, governmental regulators and SROs may institute administrative or judicial proceedings. In that event, we face many penalties, including

 .  censure                               .  cease-and-desist orders
 .  civil penalties (including treble     .  the deregistration or suspension of
   damages in the case of insider           the  non-compliant broker-dealer's
   trading violations)                      officers or employees
 .  fines


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

     Risk of Losses From Underwriting and Trading

     We conduct our underwriting, securities trading, and market-making activities as a principal. These activities subject our capital to significant risks, including market, credit, counterparty, and liquidity risks. These activities often involve purchasing, selling, or short-selling securities as a principal in relatively illiquid markets or markets that suffer from rapidly fluctuating liquidity. From time to time, we have large position concentrations in a single issuer's securities, or commitments to a single issuer, or issuers in a specific industry, particularly as a result of underwriting activities.
Our trading positions and underwriting activities are concentrated in a more limited number of industry sectors and portfolio companies than many other investment banks, which might result in higher trading losses than would occur if our positions and activities were less concentrated. In addition, there is a trend in all major capital markets--for competitive and other reasons-- toward larger commitments from lead underwriters. This means that, from time to time, an underwriter (including a co-manager) may retain significant position concentrations in individual securities.

     Unfavorable financial or economic conditions would likely reduce the number and size of transactions in which we provide underwriting, mergers and acquisitions advisory services, and other related services. Our investment banking revenues, in the form of underwriting discounts and financial advisory fees, are directly related to the number and value of the transactions in which we participate and would therefore be adversely affected by a market downturn.

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

     Increasing Frequency of Securities Litigation. In recent years, litigation involving the securities industry has increased, including class actions in which substantial damages are at stake. Our underwriting activities usually involve offerings of emerging and mid-size growth company securities, which often involve higher risk and are more volatile than the securities of more established companies. In comparison with more established companies, emerging and mid-size growth companies are also more likely to be defendants in securities class actions, to carry directors and officers liability insurance policies with lower limits (or no such insurance), and to become insolvent. These factors increase the likelihood that a company underwriting an emerging or mid-size growth company's securities will be required to contribute to an adverse judgment or settlement of a securities lawsuit.

     Frequent Claims Against Underwriters. The plaintiffs' attorneys in securities class action lawsuits frequently name the managing underwriters of a public offering as defendants. We have not been a named defendant in any class action lawsuit relating to public offerings in which we were a managing underwriter. Plaintiffs' attorneys also may name investment banks providing advisory services in corporate finance transactions as defendants. We are not a defendant in any such lawsuit. We anticipate, however, that securities class action lawsuits naming us as a defendant may be filed from time to time in the future, particularly if we increase our activity as managing underwriters or corporate finance advisors. In such lawsuits, all members of the underwriting syndicate typically are included as defendant class members or are required by law, or pursuant to the terms of the underwriting agreement, to bear a portion of any expenses or losses (including amounts paid in settlement of the litigation) incurred by the underwriters as a group in litigating the claim, to the extent not covered by the securities issuer's indemnification obligation.
If we became a party to such a lawsuit, our assets would be subject to risks.
If the plaintiffs in any suits against us were successful, or if we settled such suits by making significant payments to the plaintiffs, our operating results and financial condition could be materially and adversely affected. As is common in the securities industry, we do not carry insurance that would cover any such payments. In addition, our charter documents allow indemnification of our officers, directors, and agents to the maximum extent permitted under Florida law. If our officers, directors, or agents are named as defendants in securities litigation, they may demand indemnification from us under these charter document provisions.

     In addition, the laws relating to securities class actions are currently in a state of flux. The eventual impact of the Private Securities Litigation Reform Act of 1995 on securities class action litigation is not known.

     Diversion of Management Attention. In addition to these financial costs and risks, defending litigation can, to a certain extent, divert the efforts and attention of our management and staff. Our management and other employees may have to devote substantial time defending litigation, which might materially divert their attention from other responsibilities. Securities class action litigation in particular is highly complex and can extend for a protracted period of time, consuming substantial management time and effort and substantially increasing the cost of such litigation.

     Risks Associated with Other Disputes. In the normal course of business, we are defendants in various civil actions and arbitrations arising out of our broker-dealer and underwriting activities, in our role as an employer, and as a result of other business activities. We have made significant payments to resolve disputed claims in the past, and we cannot assure that we will not make significant payments to resolve disputed claims in the future.

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

ITEM 2. PROPERTIES.

     The Company owns no real property. The Company currently leases its principal corporate offices and operations facilities, located at 980 North Federal Highway, Boca Raton, Florida 33432, where it occupies approximately 17,500 square feet of space. JWG Securities' branch offices are also leased premises, comprising an aggregate of approximately 46,000 square feet of office space in several cities. JWG Capital leases 5,400 square feet of space in New York. JWGFG branch offices are also leased premises, comprising an aggregate of approximately 60,000 square feet of office space in several cities. The Company believes that its office facilities are adequate for its current and reasonably foreseeable operations.

ITEM 3. LEGAL PROCEEDINGS.

  There are no material legal proceedings pending or threatened in which JWGenesis is a party or of which its property is the subject. The Company or its subsidiaries have been named in various arbitration and legal proceedings arising in the ordinary course of its securities brokerage business. Although arbitration and litigation involves contingencies that cannot be definitively predicted, including the unpredictability of actions that might be taken by an arbitration panel or jury on matters that are submitted to them, JWGenesis expects that the ultimate disposition of arbitration and litigation arising from the ordinary course of business will not have a material adverse impact upon its financial position and results of operations. The Company or its subsidiaries may be involved from time to time in other litigation arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Company's common stock trades on The American Stock Exchange (the "AMEX") under the symbol "JWG". The following table sets forth, for the periods indicated, the quarterly high and low sales price information related to trading in the Company's common stock (and for the period prior to the Company's replacement of JWGFS as the public company on June 12, 1998, as a result of the statutory share exchange, the shares of common stock of JWGFS) on the AMEX.
Such information has been obtained from AMEX. All per share prices have been adjusted to reflect the Company's three-for-two stock split effected in the form of a 50% stock dividend on March 24, 2000.

                                                         Sales Price
                                              --------------------------------
                                                    High              Low
                                              --------------    --------------
1998
  First Quarter..............................      $ 9.21            $ 7.62
  Second Quarter.............................        8.54              6.62
  Third Quarter..............................        7.67              4.09
  Fourth Quarter.............................        5.17              3.50

1999
  First Quarter..............................      $ 9.17            $ 3.99
  Second Quarter.............................       14.42              6.67
  Third Quarter..............................       11.92              9.21
  Fourth Quarter.............................       19.83              9.17

2000
  First Quarter (through March 27, 2000)           $19.83            $14.00


   The closing sales price for the Company's common stock on March 27, 2000 was $16.50.

   There were approximately 200 holders of record of the Company's common stock as of March 27, 2000. Investors who beneficially own common stock that is held in street name by brokerage firms are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms, the Company believes that the actual number of individual beneficial owners of its common stock exceeds 2,000.

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

ITEM 6. SELECTED FINANCIAL DATA.

   The following tables present selected historical financial data of the Company. On June 12, 1998, the Company and JWGFS (then known as JW Charles Financial Services, Inc.) effected the Share Exchange, and the Company acquired Genesis, as part of the Combination. See Item 1. "Business - Background and General". As a result of the Combination, the Company succeeded to the business and operations of JWGFS and Genesis. The following selected historical financial data of the Company relating to periods prior to June 12, 1998 are derived solely from financial statements of JWGFS for such periods and, except as otherwise expressly indicated, relate to matters prior to the Combination. Such financial statements for the years ended December 31, 1999, 1998, and 1997 appear elsewhere in this Form 10-K. The following selected historical financial data should be read in conjunction with such financial statements and related notes.

   On March 3, 1999, the Company divested Genesis in a transaction in which the Company nonetheless retained the investment banking, corporate finance and other capital markets operations that it had been conducting through Genesis, while divesting Genesis's brokerage processing business unit. See Item 1. "Business
- Significant Developments Divestiture of Genesis". The results of all of Genesis's operations during the period from the Combination on June 12, 1998 to March 3, 1999, are included in the Company's financial data and has some impact on the analysis of such data.

     On June 1, 1999, the Company sold JWG Clearing in a cash transaction for approximately $59.0 million. See Item 1. "Business - Significant Developments Sale of JWGenesis Clearing Corp." The results of JWG Clearing's operations during the period from January 1, 1997 to May 31, 1999 are included in the Company's historical financial data and has some impact on the analysis of such data.

                                                                    Year Ended December 31,
                                             ------------------------------------------------------------------------
                                                    (In thousands of dollars, except for per share amounts)
                                             ------------------------------------------------------------------------
                                              1999           1998            1997            1996            1995
                                              ----           ----            ----            ----            ----
Statements of Operations Data:
 Revenues...............................     $  184,945     $  118,890      $   97,182      $   91,020      $   80,041
 Income before income taxes                      40,712         11,053           9,792           8,232           6,287
 Net income.............................         24,662          6,632           6,103           6,025           3,810
 Earnings per share
   Basic................................           2.79           0.92            1.18            0.95            0.43
   Diluted..............................           2.54           0.83            1.00            0.84            0.42
 Weighted average common shares
   Basic................................      8,824,569      7,220,465       5,164,712       6,368,842       8,793,444
   Diluted..............................      9,703,336      7,976,052       6,104,391       7,175,373       8,999,650

                                                                        At December 31,
                                              ------------------------------------------------------------------------
                                                   1999           1998            1997            1996            1995
                                                   ----           ----            ----            ----            ----
Statements of Financial Condition Data:
   Cash and cash equivalents............     $   53,117     $   16,978      $   11,512      $   11,836      $    8,597
   Total assets.........................        121,965        180,394         140,732         127,331         115,214
   Short-term borrowings                              -         16,988          29,423          17,375          28,138
   from banks...........................
   Notes payable to affiliates..........              -              -           5,113           8,625           3,500
   Total liabilities....................         38,653        130,125         116,066         111,959          98,643
   Mandatorily redeemable
     common stock.......................              -              -               -               -           7,013
   Total stockholders' equity...........         83,312         50,269          24,666          15,372           9,558



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     As a diversified financial services company, JWGenesis operates a full-service securities brokerage and investment banking business that offers "one-stop-shopping" for its customers and clients. The Company's varied activities generate revenue primarily in the form of commission and fee income, market making and principal transactions revenues, and interest income. Until June 1, 1999 when the Company sold JWG Clearing and ceased its clearing services business, the Company also generated securities transaction processing fees ("clearing fees"). The Company also derives revenues from corporate finance and other capital markets transactions, insurance brokerage services, and consulting services. The following discussions present the more significant factors affecting the Company's results of operations and financial condition during the years ended December 31, 1999, 1998 and 1997.

     As a result of the Combination effected on June 12, 1998, the Company succeeded to the respective businesses and operations of JWGFS and Genesis, and it replaced JWGFS as a public company. The discussions relating to periods prior to June 12, 1998, reflect the operations of JWGFS as if it were the Company during such periods, but they do not reflect any operations of Genesis before the Combination. The results of all of Genesis' operations during the period from the Combination on June 12, 1998, until its Divestiture on March 3, 1999, are included in the Company's financial data and have some impact on the analysis of such data.

     On June 1, 1999, the Company sold JWG Clearing in a cash transaction for approximately $59 million, and ceased all securities clearing operations. The results of JWG Clearing's operations through

May 31, 1999, are included in the Company's financial data and have some impact on the analysis of such data.

     In these discussions, most percentages and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.


Results of Operations - Three Years Ended December 31, 1999

     1999 represented the Company's fifteenth consecutive year of record revenues. The following tables set forth the principal components of the Company's revenues and expenses, respectively, for the last three years and the percentage changes from year to year.

                                                                           Year Ended December 31,
                                            ----------------------------------------------------------------------------------
                                                   1999          % Increase         1998          % Increase         1997
                                                  (000's)        (Decrease)        (000's)        (Decrease)        (000's)
                                            ----------------------------------------------------------------------------------
Revenues:
Commissions.................................        $103,729              64           63,250              27          $49,907
Market making and principal transactions,
 net........................................          33,676              36           24,825              19           20,836

Gain on sale of subsidiary..................          23,877              NM                -               -                -
Interest....................................           9,982             (30)          14,218              25           11,363
Clearing fees...............................           6,046             (53)          12,914               5           12,338
Other.......................................           7,635             107            3,683              35            2,738
                                                    --------             ---         --------              --          -------
 Total Revenues.............................        $184,945              56         $118,890              22          $97,182
                                            ==================================================================================


                                                                            Year Ended December 31,
                                              ---------------------------------------------------------------------------------
                                                    1999         % Increase          1998           % Increase          1997
                                                   (000's)       (Decrease)         (000's)         (Decrease)        (000's)
                                              ---------------------------------------------------------------------------------
Expenses:
Commissions and clearing costs................      $ 82,178               41         $ 58,460             14          $51,238
Employee compensation and benefits............        29,247               32           22,074             36           16,278
Occupancy and equipment rental................         9,908               58            6,286             21            5,180
Communications................................         8,391               85            4,539             35            3,361
General and administrative....................        11,462                4           11,060             59            6,946
Interest......................................         3,047              (44)           5,418             24            4,387
                                                    --------              ---         --------             --          -------
  Total Expenses..............................      $144,233               34         $107,837             23          $87,390
                                              =================================================================================


     Total revenues of $184,945,000 recorded in 1999 increased 56% over last year's previous record of $118,890,000. The acquisition by JWGFG, the sale of JWG Clearing, and the unrealized gain on the MVP investment added $25,576,000, $23,877,000, and $5,645,000, respectively, to 1999 revenues, which otherwise would have been $129,847,000 or a 20% increase over 1998. During 1999, the Company experienced increases in all revenue categories, except clearing fees and interest; revenue in these latter two categories had been generated primarily by JWG Clearing, which was sold on June 1, 1999. During 1998, the Company experienced increases in all revenue categories primarily due to heightened client activity, both retail and clearing, associated with vibrant and generally rising stock market conditions.

     Market making and principal transactions, net, which represents the net realized and unrealized gain or loss experienced from trading or otherwise acting as principal in securities transactions, represented approximately 18%, 21%, and 21% of total revenues in 1999, 1998 and 1997, respectively. The decline as a percentage of total revenue in 1999 reflects the impact of the gain on the sale of JWG Clearing. The volume increase during 1999 in revenue from market making and principal transactions, net over the

1998 level, however, is primarily due to the inclusion of an unrealized gain of $5,645,000 related to the Company's investment in MVP and gains on the Company's investment in Knight/Trimark Group, Inc. in 1999 in excess of those recorded in 1998 in the amount of $2,550,000. Exclusive of these gains, market making and principal transactions, net would have increased by $656,000 or 3% in 1999 over 1998. The increase in market making and principal transactions, net in 1998 over 1997 was primarily due to the inclusion of an unrealized gain of $6,400,000 related to the Company's investment in Knight/Trimark Group, Inc.

     The gain on sale of subsidiary in 1999 of $23,877,000 resulted from the sale of JWG Clearing on June 1, 1999. In addition to this recognized gain, the Company recorded deferred income of $15 million related to the sale which is being accreted into income ratably over the next 10 years.

     Other income, which consists primarily of fee income, increased by $3,952,000 or 107% from 1998 to 1999, and $945,000 or 35% from 1997 to 1998.
The increase in 1999 is primarily a result of investment banking success fees received by JWG Capital; miscellaneous fees received in connection with securities transactions in 1999 which were retained by JWG Clearing prior to June 1, 1999 and were reflected as "Clearing fees" prior to that date; and miscellaneous fees received in connection with securities transactions by JWGFG in 1999. The increase in 1998 was primarily a result of investment banking success fees received by Genesis.

     Commissions and clearing costs, which represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades) increased in both 1999 and 1998, reflecting the Company's overall business growth.

     Employee compensation and benefits increased by 32% or $7,173,000 in 1999, primarily as a result of the acquisition by JWGFG, which accounted for $3,645,000 of the increase, and bonuses on the sale of JWG Clearing in the amount of $3,729,000. Excluding the impact of those two increases, the growth in employee compensation and benefits was less than 1%. Employee compensation and benefits increased by 36% or $5,796,000 in 1998, primarily as a result of the inclusion of Genesis, which accounted for $3,217,000 of the total increase. Excluding the impact of Genesis, the growth in employee compensation and benefits was consistent with and reflects the costs associated with the Company's overall business growth.

     Occupancy and equipment rental increased by $3,622,000 or 58% in 1999, primarily as a result of the operations of JWGFG, which accounted for $2,915,000 of the total increase, following the acquisition it made on January 1, 1999. Excluding the impact of JWGFG, the growth in occupancy and equipment rental was consistent with the growth of the Company's overall business. Occupancy and equipment rental expenses increased by $1,106,000 or 21% from 1997 to 1998, primarily as a result of the inclusion of Genesis in 1998, which accounted for $438,000 of the increase, and overall business growth.

     Communications increased by 85% or $3,852,000 in 1999 primarily as a result of the acquisition by JWGFG, which accounted for $2,598,000 of the total increase. Excluding the impact of JWGFG, communications expense would have increased by $1,254,000 or 28% due to the Company's overall business growth. Communications expense increased by 35% or $1,178,000 in 1998, primarily as a result of and the inclusion of Genesis, which accounted for $721,000 of the total increase, and the Company's overall business growth.

     Until June 1, 1999, interest income consisted primarily of interest earned on receivables from customers, securities owned, and customer money market fund balances relating to JWG Clearing. Interest expense consisted primarily of interest incurred on short-term borrowings and deposits on securities loaned used to finance JWG Clearing receivables from customers and securities owned. Both decreased in 1999 due to the sale of JWG Clearing on June 1, 1999. Interest income and interest expense had increased in 1998, primarily a result of a general increase in customer margin balances from 1997 to 1998 and an increase in the average outstanding loan balances used to fund increased customer balances from 1997 to 1998, reflecting the Company's overall business growth. Genesis had no material impact on interest income and interest expense for the 1998 period.

Liquidity and Capital Resources

     The Company maintains a highly liquid balance sheet with the majority of the Company's assets consisting of cash and cash equivalents, securities owned, which are marked to market, and receivables from brokers, dealers and clearing brokers arising from customer related securities transactions. The nature of the Company's business as a market maker and securities dealer requires it to carry significant levels of securities inventories in order to meet its customer and internal trading needs. Accordingly, the liquidity can fluctuate significantly depending largely upon general economic and market conditions, volume of activity, customer demand and underwriting commitments. The Company's ability to support increases in its total assets is a function of its ability to generate funds internally and obtain short-term borrowings from its clearing firms and committed lines of credit.

     At December 31, 1999, the Company had stockholders' equity of $83,312,000, representing an increase of $33,043,000 from December 31, 1999, and the Company and cash and cash equivalents of $53,117,000. At December 31, 1999, the Company had an aggregate of $12,000,000 of additional borrowing capacity available under its committed lines of credit as described below under "Lines of Credit".

     The Company used $35,000,000 of its cash to consummate its partial self-tender offer in February 2000. As a result, at March 1, 2000, the Company had cash and cash equivalents of $25,782,000.

     The Company believes that its current borrowing arrangements (which are discussed below), combined with anticipated levels of internally generated funds, will be sufficient to fund its financial requirements for the foreseeable future based on the Company's current and anticipated level of operations and planned growth. Should the Company significantly expand either its market making activities or its underwriting of securities on a "firm-commitment" basis, however, the Company may need to obtain additional capital to support such activities and to comply with regulatory requirements. The Company is not dependent upon raising additional capital in order to maintain its current levels of operations. If the Company should find that its ability to generate funds internally is insufficient to satisfy its future capital needs, the Company will require additional financing from outside sources.

Lines of Credit

     On January 19, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from Wilmington Trust Company for general corporate purposes (the "Wilmington Facility"). The Wilmington Facility matures on December 31, 2002, at which time any outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the Wilmington Facility bear interest at Wilmington's National Commercial Rate, with interest payments due monthly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $7,000,000, plus 30% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At December 31, 1999, there was no balance outstanding under the Wilmington Facility.

     In connection with the Wilmington Facility, the Company entered into a Marketing Agreement with Wilmington Trust FSB (the "Wilmington Marketing Agreement") and granted W T Investments,

Inc. ("WTI") a common stock purchase warrant, which was amended and restated on February 27, 1998. Pursuant to the warrant, WTI was entitled to purchase 600,000 shares of the Company's common stock at any time prior to December 31, 2002 (the "Wilmington Warrant") at an exercise price per share of $7.53. As of March 27, 2000, options to purchase 150,000 shares remain unexercised. The Wilmington Marketing Agreement provides that the Company will market certain products and services, initially personal trust and asset management services, provided by Wilmington Trust FSB to the Company's brokers, clients and prospects.

     On December 18, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from SunTrust Bank, South Florida, N.A. for general corporate purposes (the "SunTrust Facility"). The SunTrust Facility matures on April 30, 2002, at which time any outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the SunTrust Facility bear interest at the prime rate as announced from time to time by SunTrust Banks of Florida, Inc., with interest payments due quarterly in arrears. The Company is required to maintain certain debt covenants, including
(i) minimum tangible net worth, excluding redeemable common and preferred stock, equal to at least $18 million, plus 75% of annual net income, plus 75% of net proceeds from issuances of common stock and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At December 31, 1999, there was no balance outstanding under the SunTrust Facility.

     In connection with the SunTrust Facility, the Company entered into a Marketing Agreement with SunTrust (the "SunTrust Marketing Agreement") and granted SunTrust a warrant, which has been exercised, to purchase 56,250 shares of the Company's common stock at any time prior to December 31, 2002, at an exercise price of $4.44 per share. The SunTrust Marketing Agreement provides that the Company will market certain products and services, through the Company's participation as an underwriter or selling group member of various municipal finance offerings underwritten by SunTrust Capital Markets, Inc., to the Company's brokers, clients and prospects.

     On September 17, 1999, the Company obtained a $7,000,000 senior secured credit line from GE Financial Assurance ("GEFA") for general corporate purposes (the "GEFA Facility"). The GEFA Facility matures on September 30, 2004, at which time any outstanding borrowings and unpaid interest will become due and immediately payable. Borrowings under the GEFA Facility bear interest at LIBOR with interest payments due quarterly in arrears. The Company is required to maintain certain debt covenants, including (i) tangible net worth equal to at least $30 million, plus 75% of net income earned after September 30, 1999, (ii) a fixed charge coverage ratio at the end of any period of four consecutive quarters greater than 1.2 to 1.0, and (iii) an interest coverage ratio at the end of any period of four consecutive quarters greater than or equal to 3.0 to
1.0. As additional consideration for the GEFA Facility, the Company issued GEFA a warrant to purchase up to 262,500 shares of its common stock at $9.25 per share at any time, subject to vesting, prior to May 14, 2004 (the "GEFA Credit Warrant"). The GEFA Credit Warrant vests with respect to one-fourteenth of the total GEFA Credit Warrant in connection with each $500,000 of borrowings or re-borrowings under the GEFA Facility.

     In connection with the GEFA Facility, the Company entered into a five-year Strategic Marketing Alliance (the "SMA") with GEFA pursuant to which GEFA will provide the Company's retail brokerage units with training, educational, marketing and promotional assistance. Under the terms of the SMA, the Company agreed to provide GEFA with preferred access to its retail sales force and issued GEFA an additional warrant to purchase up to 262,500 shares of its common stock at $9.25 per share at any time prior to May 14, 2004 (the "GEFA SMA Warrant"). The SMA warrant is fully vested.

Broker-Dealer Capital Requirements

     JWGFS, JWG Securities, JWGFG, and DMG are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital and requires that JWGFS's, JWG Securities', JWGFG's and DMG's ratio of aggregate indebtedness to net capital (excess net capital), as defined by the Rule, not exceed 15 to 1. As of December 31, 1999, JWGFS, JWG Securities, JWGFG and DMG had net capital of $2,950,000; $2,998,000; $1,350,000; and $310,000, respectively, and excess net capital of $2,333,000; $2,579,000; $1,133,000; and $210,000, respectively, each of which complied with the applicable requirements of Rule 15c3-1.

Effects of Recently Issued Accounting Standards

     During the current year, the FASB issued statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FAS No. 133, Amendment of FAS No. 133". This Statement delayed the effective date of FAS 133 until all fiscal quarters of all fiscal years beginning after
June 15, 2000.   This Statement requires that derivatives be recognized in the balance sheet at fair value. Designation as hedges of specific assets or liabilities is permitted only if certain conditions are met. The Company will be required to record and mark to market any derivative financial instruments and related underlying assets, liabilities and firm commitments. Based on current operations, the impact of adopting FAS 137 is not anticipated to have a material effect on the Company's financial position or results of operations.

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

   The Company maintains inventories as detailed in Note 6 to its Consolidated Financial Statements. The fair value of these securities at December 31, 1999, was $20,001,000 in long positions and $1,606,000 in short positions. The Company performed an entity-wide analysis of its financial instruments and assessed the related risk and materiality in accordance with applicable rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at December 31, 1999 will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Impact of Inflation

   Although the precise effect of inflation on the present operations of the Company cannot accurately be determined, management believes that continuation of the general levels of inflation experienced in recent years will not have a significant impact on the Company's current and contemplated operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is included in a separate section of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information contained under the heading "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference to such portion of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The information contained under the heading "Executive Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference to such portion of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the heading "Voting Securities Principal Stockholders" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference to such portion of the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information contained under the heading ("Certain Transactions") in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference to such portion of the Proxy Statement.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     (1) Consolidated Financial Statements of JWGenesis Financial Corp. and subsidiaries:

            Consolidated Statements of Financial Condition as of December 31, 1999 and 1998.

            Consolidated Statements of Income For the Years Ended December 31, 1999, 1998 and 1997.

            Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 1999, 1998 and 1997.

            Consolidated Statements of Cash Flows For the Years Ended December 31, 1999, 1998 and 1997.

            Notes to Consolidated Financial Statements.

     (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because the required information is not required under the related instructions, is inapplicable, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or notes thereto.

     (3) Exhibits included herein:

        Exhibit Number                   Description of Exhibit
----------------------------  --------------------------------------------------
       2.1 Stock Purchase Agreement dated April 16, 1999, by and among JWGenesis, Fiserv, Inc., Fiserv Clearing, Inc., JWGenesis Financial Services, Inc., and JWGenesis Clearing Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on April 30, 1999).

       3(a) Articles of Incorporation of JWGenesis (incorporated by reference to Exhibit 3.1 to JWGenesis' Registration Statement on Form S-4 (File No. 333-47693) filed with the Commission on April 22, 1998 (the "Combination S-4")).

       3(b) By-Laws, as amended, of JWGenesis (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K")).


       10(a) Agreement for Securities Clearance Services between Corporate Securities Group, Inc. and Bear Stearns & Co., Inc. (incorporated by reference to
                              Exhibit 10(d) to the Amendment to Application or Report on Form 8-K dated October 3, 1990) of JWCharles Financial Services, Inc. then known as Corporate Management Group, Inc., Commission No. 0-14772, the predecessor in interest of the Company (the "Predecessor").

        Exhibit Number                   Description of Exhibit
----------------------------  --------------------------------------------------

        10(b) Promissory Note and Loan Agreement between the Predecessor and Wilmington Trust Company dated January 19, 1996 (incorporated by reference to
                              Exhibit 10(i) to the Predecessor's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

        10(c) Amended and Restated Common Stock Purchase Warrant issued to W T Investments, Inc. dated February 27, 1998 (incorporated by reference to Item 10(f) of the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1997).

        10(d) Revolving Loan Agreement between the Predecessor and SunTrust Bank, South Florida, N.A. dated December 18, 1996 (incorporated by reference to
                              Item 10(i) of the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1996).

        10(e) Common Stock Purchase Warrant issued to SunTrust Banks, Inc. dated August 26, 1996 (incorporated by reference to Item 10(m) of the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1996).

        10(f) Equity Exchange and Conciliation Agreement by and Among the Company, Marshall T. Leeds, Joel E. Marks, JWGenesis Capital Markets, LLC, The Will K. Weinstein Revocable trust, Philip C. Stapleton, Will K. Weinstein, and other Members of the Stapleton Group dated March 3, 1999 (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on March 18, 1999).

        10(g) Transition Services Agreement, dated April 16, 1999 by and among the JWGenesis, Fiserv, Inc., Fiserv Clearing, Inc., JWGenesis Financial Services, Inc., and JWGenesis Clearing Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 15, 1999).

        10(h) Form of Fully Disclosed Correspondent Agreement dated June 1, 1999 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 15,
                              1999).

        10(i) Stockholders Agreement among JWGenesis, Woody Springs LLC and MVP.com, Inc., dated as of July 15, 1999 (incorporated by reference to Exhibit 10(c) to the Company's Current Report on Form 8-K filed with the Commission on August 13,
                              1999).

        Exhibit Number                   Description of Exhibit
----------------------------  --------------------------------------------------
        21                    Subsidiaries of the Registrant.

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

        99(d)                 Employment Agreement between the Company and Gregg
                              S. Glaser (incorporated by reference to Exhibit 99(e) to the Company's Registration Statement on Form S-4, Commission File No. 33-66751)

        99(e) Employment Agreement between JWGenesis and John Elway, dated as of July 15, 1999 (incorporated by reference to Exhibit 10(b) to the Company's Current Report on Form 8-K filed with the Commission on August 13, 1999).

        99(f) Stock Option Agreement between JWGenesis and John Elway, dated as of July 15, 1999 (incorporated by reference to Exhibit 10(c) to the Company's Current Report on Form 8-K filed with the Commission on August 13, 1999).

        99(g) Nonsolicitation Agreement between the Company and Marshall T. Leeds (the "Leeds Nonsolicitation Agreement") (incorporated by reference to
                              Exhibit 99(h) to the Company's 1998 Form 10-K).

        99(h)                 Agreement to amend the Leeds Nonsolicitation
                              Agreement.

        99(i) Nonsolicitation Agreement between the Company and Joel E. Marks (the "Marks Nonsolicitation Agreement") (incorporated by reference to Exhibit
                              99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

        99(j)                 Amendment to amend the Marks Nonsolicitation
                              Agreement.


        (b) Reports on Form 8-K:

             No reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year.

JWGenesis Financial Corp. and Subsidiaries

Index to Consolidated Financial Statements
--------------------------------------------------------------------------------
                                                                         Page

Consolidated Financial Statements
---------------------------------
Report of Independent Certified Public Accountants
  Years Ended December 31, 1999, 1998 and 1997..........................  F-2
Consolidated Statements of Financial Condition
  December 31, 1999 and 1998............................................  F-3
Consolidated Statements of Income
  Years Ended December 31, 1999, 1998 and 1997..........................  F-4
Consolidated Statements of Changes in Stockholders' Equity
  Years Ended December 31, 1999, 1998 and 1997..........................  F-5
Consolidated Statements of Cash Flows
  Years Ended December 31, 1999, 1998 and 1997..........................  F-6
Notes to Consolidated Financial Statements..............................  F-7



Financial Statement Schedules
-----------------------------
All schedules are omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

               Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of JWGenesis Financial Corp.


In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of JWGenesis Financial Corp. and its subsidiaries (the "Company"), at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Tampa, Florida
March 24, 2000

JWGenesis Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------




                                                                                December 31,
                                                                           1999              1998
     Assets
Cash and cash equivalents                                                $ 53,117,000      $ 16,978,000
Commissions and other receivables from clearing brokers                     4,435,000         3,655,000
Receivable from customers, net of allowance for
 doubtful accounts of  $-0- and $426,000                                            -       117,579,000
Receivable from brokers and dealers                                         8,965,000         3,260,000
Securities owned, at estimated fair value                                  20,001,000        13,746,000
Cost in excess of the fair value of net assets acquired                    15,101,000        14,838,000
Furniture, equipment and leasehold improvements, net
 of accumulated depreciation and amortization of
 $3,658,000 and $3,035,000                                                  2,502,000         3,386,000
Deferred tax asset                                                          4,216,000                 -
Deferred expense                                                            6,858,000                 -
Other, net of allowance for doubtful accounts
 of $498,000 and $1,047,000                                                 6,770,000         6,952,000
                                                                      ----------------  ----------------
                                                                         $121,965,000      $180,394,000
                                                                      ----------------  ----------------
     Liabilities and Stockholders' Equity
Liabilities:
   Short-term borrowings from banks                                         $       -      $ 16,988,000
   Accounts payable, accrued expenses and other liabilities                17,025,000        17,319,000
   Payable to customers                                                             -        49,218,000
   Payable to brokers and dealers                                           5,004,000        42,283,000
   Securities sold, not yet purchased, at estimated fair value              1,606,000           305,000
   Line of credit                                                                   -         3,000,000
   Deferred tax liability                                                           -           356,000
   Deferred income                                                         14,125,000                 -
   Income taxes payable                                                       893,000           656,000
                                                                      ----------------  ----------------
                                                                           38,653,000       130,125,000
                                                                      ----------------  ----------------
Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock $.001 par value--authorized 5,000,000
    shares; no shares issued or outstanding                                         -                 -
   Common stock $.001 par value--authorized 30,000,000 shares;
    issued and outstanding 9,268,450 and 8,251,581 shares                       9,000             8,000
   Additional paid-in capital                                              31,358,000        22,985,000
   Retained earnings                                                       51,945,000        27,283,000
   Treasury stock, at cost, -0- and 1,350 shares                                    -            (7,000)
                                                                      ----------------  ----------------
     Total stockholders' equity                                            83,312,000        50,269,000
                                                                      ----------------  ----------------
                                                                         $121,965,000      $180,394,000
                                                                      ----------------  ----------------

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JWGenesis Financial Corp. and Subsidiaries

Consolidated Statements of Income
--------------------------------------------------------------------------------

                                                              Year ended December 31,
                                                              -----------------------
                                                      1999              1998             1997
                                                      ----              ----             ----
Revenues:
    Commissions                                     $103,729,000      $63,250,000       $49,907,000
    Market making and principal
     transactions, net                                33,676,000       24,825,000        20,836,000
    Interest                                           9,982,000       14,218,000        11,363,000
    Clearing fees                                      6,046,000       12,914,000        12,338,000
    Gain on sale of subsidiary                        23,877,000                -                 -
    Other                                              7,635,000        3,683,000         2,738,000
                                                -----------------  ---------------  ----------------
                                                     184,945,000      118,890,000        97,182,000
                                                -----------------  ---------------  ----------------
Expenses:
    Commissions and clearing costs                    82,178,000       58,460,000        51,238,000
    Employee compensation and benefits                29,247,000       22,074,000        16,278,000
    Occupancy and equipment rental                     9,908,000        6,286,000         5,180,000
    Communications                                     8,391,000        4,539,000         3,361,000
    General and administrative                        11,462,000       11,060,000         6,946,000
    Interest                                           3,047,000        5,418,000         4,387,000
                                                -----------------  ---------------  ----------------
                                                     144,233,000      107,837,000        87,390,000
                                                -----------------  ---------------  ----------------

Income before income taxes                            40,712,000       11,053,000         9,792,000
Provision for income taxes                            16,050,000        4,421,000         3,689,000
                                                -----------------  ---------------  ----------------
Net income                                           $24,662,000       $6,632,000        $6,103,000
                                                -----------------  ---------------  ----------------

Net income per common share:
    Basic                                               $   2.79          $   .92          $   1.18
                                                ----------------------------------------------------
    Diluted                                             $   2.54          $   .83          $   1.00
                                                ----------------------------------------------------
Weighted average common shares:
    Basic                                              8,824,569        7,220,465         5,164,712
                                                -----------------  ---------------  ----------------
    Diluted                                            9,703,336        7,976,052         6,104,391
                                                -----------------  ---------------  ----------------


          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JWGenesis Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
--------------------------------------------------------------------------------


                                                                                    Additional
                                                         Common Stock                Paid-In         Retained
                                                Shares             Amount            Capital         Earnings
                                                ------             ------            -------         --------

Balance at December 31, 1996                  4,845,654       $      5,000      $    819,000       $ 14,548,000
   Issuance of common stock upon
    exercise of stock options                   158,184               --              37,000               --
   Issuance of common stock
    for AGRO acquisition                        532,276              1,000         2,927,000               --
   Net income                                      --                 --                --            6,103,000
   Purchase of treasury shares                     --                 --                --                 --
   Tax benefit related to
    non-qualified option exercise                  --                 --             233,000               --
                                           ------------       ------------      ------------       ------------
Balance at December 31, 1997                  5,536,114              6,000         4,016,000         20,651,000
   Issuance of common stock upon
    exercise of stock options                   272,277               --             208,000               --
   Net income                                      --                 --                --            6,632,000
   Issuance of common stock for
    Genesis Merchant Group Securities
     acquisition                              2,250,000              2,000        17,848,000               --
   Issuance of common stock through
    employee stock purchase plan                118,448               --             613,000               --
   Issuance of common stock for AGRO
     acquisition                                 74,742               --             300,000               --
                                           ------------       ------------      ------------       ------------
Balance at December 31, 1998                  8,251,581              8,000        22,985,000         27,283,000
   Issuance of common stock upon
    exercise of stock options                   772,876              1,000         2,088,000               --
   Net income                                      --                 --                --           24,662,000
   Cancellation of shares from
     settlement                                 (32,094)              --            (332,000)              --
   Issuance of warrants for
     advertising and marketing
      agreements                                   --                 --           4,170,000               --
   Issuance of common stock through
    employee stock purchase plan                144,419               --             695,000               --
   Issuance of common stock for
    employee bonus'                              21,556               --              81,000               --
   Tax benefit related to
    non-qualified option exercise                  --                 --           1,882,000               --
   Cancellation of shares from
     divestiture                               (426,563)              --          (3,199,000)              --
   Cancellation of treasury shares               (1,350)              --              (7,000)              --
   Issuance of common stock for
    non-compete agreements                      538,025               --           2,995,000               --
                                           ------------       ------------      ------------       ------------
Balance at December 31, 1999                  9,268,450       $      9,000      $ 31,358,000       $ 51,945,000
                                           ------------       ------------      ------------       ------------

                                                                                      Total
                                                      Treasury Stock              Stockholders'
                                                Shares             Amount           Equity
                                                ------             ------           ------

Balance at December 31, 1996                       --         $       --         $ 15,372,000
   Issuance of common stock upon
    exercise of stock options                      --                 --               37,000
   Issuance of common stock
    for AGRO acquisition                           --                 --            2,928,000
   Net income                                      --                 --            6,103,000
   Purchase of treasury shares                    1,350             (7,000)            (7,000)
   Tax benefit related to
    non-qualified option exercise                  --                 --              233,000
                                           ------------       ------------       ------------
Balance at December 31, 1997                      1,350             (7,000)        24,666,000
   Issuance of common stock upon
    exercise of stock options                      --                 --              208,000
   Net income                                      --                 --            6,632,000
   Issuance of common stock for
    Genesis Merchant Group Securities
     acquisition                                   --                 --           17,850,000
   Issuance of common stock through
    employee stock purchase plan                   --                 --              613,000
   Issuance of common stock for AGRO
     acquisition                                   --                 --              300,000
                                           ------------       ------------       ------------
Balance at December 31, 1998                      1,350             (7,000)        50,269,000
   Issuance of common stock upon
    exercise of stock options                      --                 --            2,089,000
   Net income                                      --                 --           24,662,000
   Cancellation of shares from
     settlement                                    --                 --             (332,000)
   Issuance of warrants for
     advertising and marketing
      agreements                                   --                 --            4,170,000
   Issuance of common stock through
    employee stock purchase plan                   --                 --              695,000
   Issuance of common stock for
    employee bonus'                                --                 --               81,000
   Tax benefit related to
    non-qualified option exercise                  --                 --            1,882,000
   Cancellation of shares from
     divestiture                                   --                 --           (3,199,000)
   Cancellation of treasury shares               (1,350)             7,000               --
   Issuance of common stock for
    non-compete agreements                         --                 --            2,995,000
                                           ------------       ------------       ------------
Balance at December 31, 1999                       --         $       --         $ 83,312,000
                                           ------------       ------------       ------------


       The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JWGenesis Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                                              Year ended December 31,
                                                                                              -----------------------

                                                                                       1999           1998            1997
                                                                                       ----           ----            ----
Operating activities
   Net income                                                                        $24,662,000    $ 6,632,000     $ 6,103,000
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
       Depreciation and amortization on furniture,
        equipment and leasehold improvements                                             689,000        325,000         335,000
       Amortization of cost in excess of the fair value of
        net assets acquired and other                                                  1,676,000        631,000          95,000
       Accretion of deferred income                                                     (875,000)             -               -
       Loss (gain) on disposal of furniture, equipment and
        leasehold improvements                                                                 -         12,000          (3,000)
       Deferred taxes, net                                                            (4,572,000)     1,977,000          98,000
       Gain on sale of subsidiary                                                    (23,877,000)             -               -
       Change in assets and liabilities, net of effect from acquisitions and divestitures:
         Commissions and other receivables from clearing brokers                      (1,793,000)       183,000       1,487,000
         Receivable from customers                                                   (85,123,000)   (10,072,000)     (8,897,000)
         Receivable from brokers and dealers                                          (7,796,000)     1,272,000        (843,000)
         Securities owned                                                            (12,132,000)    (4,736,000)       (335,000)
         Income taxes receivable                                                               -        294,000        (294,000)
         Other assets                                                                    558,000     (2,098,000)     (1,121,000)
         Accounts payable, accrued expenses and other liabilities                      1,094,000      2,446,000       1,163,000
         Payable to customers                                                        (25,291,000)    14,163,000     (15,843,000)
         Payable to brokers and dealers                                               55,895,000      8,916,000       8,839,000
         Securities sold, net yet purchased                                            1,835,000       (305,000)        117,000
         Income taxes payable                                                            237,000        656,000         (34,000)
                                                                                   -------------- --------------  --------------
           Net cash (used in) provided by operating activities                       (74,813,000)    20,296,000      (9,133,000)
                                                                                   -------------- --------------  --------------
Investing activities
   Purchases of furniture, equipment and leasehold improvements                         (771,000)    (1,157,000)       (886,000)
   Proceeds from disposal of furniture, equipment and
    leasehold improvements                                                                75,000          2,000           6,000
   Cash paid for GSG acquisition                                                      (2,285,000)             -               -
   Proceeds from sale of subsidiary, net of cash sold                                 57,576,000              -               -
   Cash paid upon divestiture of JWG Capital Markets                                  (2,213,000)             -               -
                                                                                   -------------- --------------  --------------
           Net cash provided by (used in) investing activities                        52,382,000     (1,155,000)       (880,000)
                                                                                   -------------- --------------  --------------
Financing activities
   Short term borrowings from banks                                                   58,787,000    (12,435,000)     12,048,000
   Change in lines of credit                                                          (3,000,000)     2,110,000         890,000
   Change in notes payable to affiliate                                                        -     (5,113,000)     (3,512,000)
   Issuance of common stock                                                            2,783,000      1,763,000         270,000
   Purchase of treasury stock, at cost                                                         -              -          (7,000)
                                                                                   -------------- --------------  --------------
           Net cash provided by (used in) financing activities                        58,570,000    (13,675,000)      9,689,000
                                                                                   -------------- --------------  --------------
Net increase (decrease) in cash and cash equivalents                                  36,139,000      5,466,000        (324,000)
Cash and cash equivalents at beginning of year                                        16,978,000     11,512,000      11,836,000
                                                                                   -------------- --------------  --------------
Cash and cash equivalents at end of year                                             $53,117,000    $16,978,000     $11,512,000
                                                                                   -------------- --------------  --------------

Supplemental disclosures of cash flow information
   Cash paid during the year for:
     Interest                                                                        $ 2,846,000    $ 5,645,000     $ 3,619,000
                                                                                   -------------- --------------  --------------
     Income taxes                                                                    $19,633,000    $ 1,785,000     $ 3,611,000
                                                                                   -------------- --------------  --------------



Supplemental schedule of noncash investing and financing activities

During fiscal 1999, 1998 and 1997, respectively, the Company issued 403,125, 174,375 and 168,750 shares of common stock relating to options exercised for which the consideration received was 118,324, 46,098 and 57,234 shares of common stock, respectively.

In September 1997 and December 1998, respectively, the Company issued 532,277 and 74,742 shares of common stock in connection with the acquisition of The Americas Growth Fund, Inc. (Note 2).

On June 12, 1998, the Company issued 2,250,000 shares of common stock in connection with the acquisition of Genesis Merchant Group Securities, LLC.

In July 1998, the Company issued 538,025 shares of restricted common stock in connection with two executive members of management entering into a non-solicitation agreement with the Company.

On March 3, 1999, the Company divested JWG Capital Markets for an aggregate of 426,563 shares of common stock of the Company.

On April 12, 1999, the Company issued 450,000 options as part of a corporate spokesperson agreement.

In May 1999, the Company issued 175,000 warrants in connection with a marketing agreement.


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.  Nature of Business and Summary of Significant Accounting Policies:

  Operations

  JWGenesis Financial Corp. ("JWGFC" and the "Company") was incorporated as a Florida corporation on January 16, 1998. In a share exchange on June 12, 1998 (see Note 2), JWGFC succeeded the business and operations of JW Charles Financial Services, Inc. and its subsidiaries ("JWCFS") in a transaction which was accounted for in a manner similar to a pooling of interest. The period through June 12, 1998 as well as the year ended December 31, 1997 represents the results of operations of JWCFS. JWCFS was incorporated as a Florida corporation in December 1983. Through its subsidiaries, JWGFC is primarily engaged in the securities brokerage and investment banking business.

  Basis of Consolidation

  The accompanying consolidated financial statements include the accounts of JWGenesis Financial Corp. and its subsidiaries: JWGenesis Financial Inc. ("JWGFI"), formerly, JWGenesis Financial Services, Inc., formerly JWCFS; JWGenesis Financial Services, Inc. ("JWGFS"), formerly, Corporate Securities Group, Inc.; JWGenesis Securities, Inc. ("JWG Securities"); JWGenesis Capital Markets, Inc. ("JWG Capital"), formerly JWGenesis Capital Corp.; JWGenesis Insurance Services, Inc.; DMG Securities, Inc. ("DMG"); and JWGenesis Financial Group, Inc, ("JWGFG") formerly, GSG Securities, Inc. All consolidated subsidiaries are 100% owned by the Company. Prior to June 1, 1999 the consolidated financial statements included JWGenesis Clearing Corp. ("JWG Clearing"), which was a wholly owned subsidiary. From June 12, 1998 to March 3, 1999, the consolidated financial statements included JWGenesis Capital Markets, LLC ("JWG Capital Markets"), formerly Genesis Merchant Group Securities, LLC ("Genesis"), which was a majority owned subsidiary. JWGFC functions principally as a holding company and, therefore, it does not have any operations that are material to the consolidated financial statements.
  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

  Segment Reporting

  In the fourth quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and addressing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect the Company's financial position or results of operations but did affect the disclosure of segment information (see Note 17).

  JWGenesis Financial Corp. and Subsidiaries

  Notes to Consolidated Financial Statements
  ------------------------------------------------------------------------------
  Cash and Cash Equivalents

  Cash and cash equivalents consist of cash, including cash in banks and money market funds and United States Treasury bills with a maturity less than 90 days.

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

  Investment Valuation

  In the absence of readily ascertainable market values, the investment in MVP.Com, Inc. ("MVP") (see Note 6) is valued using methods determined in good faith by the Company after consideration of all relevant information, including private market values, original cost, operating results and financial position. Because of the inherent uncertainty of valuation, these estimated values may differ materially from the amounts which might be ultimately realized upon the sale or other disposition of the investments.

  Cost in Excess of the Fair Value of Net Assets Acquired

  Cost in excess of the fair value of net assets acquired relates to the acquisition of Genesis Merchant Group Securities, LLC and the acquisition by JWGFG (see Note 2). The amount is being amortized on the straight-line method over 20 years. The carrying value of the cost in excess of the fair value of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable.

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

  Income Taxes

  The Company utilizes the asset and liability approach defined in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of

  JWGenesis Financial Corp. and Subsidiaries

  Index to Consolidated Financial Statements
  ------------------------------------------------------------------------------

  temporary differences between the financial statement amounts and the tax bases of assets and liabilities.

  Earnings Per Common Share

  Earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the Company to report both basic earnings per common share, which is based on the weighted average number of common shares outstanding, and diluted earnings per common share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.

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

2.  Acquisitions and Divestitures:

  Genesis Merchant Group Securities, LLC

  On January 21, 1998, the Company executed an Agreement and Plan of Combination (the "Combination") with Genesis and the owners (the "Genesis Members") of all of the outstanding equity interests in Genesis (the "Genesis Membership Interests"). Genesis was a San Francisco-based investment banking firm specializing in institutional research, sales and trading, corporate finance and brokerage processing services. Pursuant to a share exchange with JW Charles Financial Services, Inc. on June 12, 1998, JWGenesis Financial Corp. acquired all of the outstanding shares of JWCFS common stock in exchange for shares of JWGenesis Financial Corp. common stock on a one-for-one basis, and thus replaced JWCFS as the publicly held holding company (the "Share Exchange"). The Share Exchange was part of the Combination, consummated on the same date among JWCFS, JWGenesis Financial Corp., Genesis, and the owners of a majority of the equity interests in Genesis, in which the owners of Genesis exchanged their equity interests for 2,250,000 shares of JWGenesis Financial Corp. common stock.

  The Company accounted for the acquisition of Genesis using the purchase method of accounting. The results of operations of the acquired entity are included with those of the Company from the June 12, 1998 acquisition date. The cost included the issuance of 2,250,000 shares of common stock valued at approximately $17,850,000 and approximately $800,000 in acquisition costs. Assets acquired of approximately $6,800,000 and liabilities assumed of approximately $3,400,000 have been recorded at their estimated fair values. Cost exceeded the fair value of net assets acquired by approximately $15,250,000.

  JWGenesis Financial Corp. and Subsidiaries

  Index to Consolidated Financial Statements
  ------------------------------------------------------------------------------

  JWG Capital Markets Divestiture

  On March 3, 1999, the Company divested JWG Capital Markets (the "Divestiture") which at the time consisted primarily of the Company's San Francisco-based brokerage processing services unit that had been acquired in the Combination on June 12, 1998 to an investor group of certain of the former owners of JWG Capital Markets (the "Investor Group"). In exchange and as part of the Divestiture, the Investor Group conveyed to the Company an aggregate of 426,563 shares of common stock of the Company that had been issued to them in the Combination. As part of the Divestiture, JWG Capital Markets transferred its investment banking, corporate finance and capital markets business to JWG Capital so that those operations would be retained by the Company.

  The Americas Growth Fund, Inc.

  On September 22, 1997, the Company completed its exchange tender offer (the "Exchange Offer") to acquire all of the outstanding shares of common stock of The Americas Growth Fund, Inc. ("AGRO") not already owned by the Company. AGRO is a non-diversified, closed-end, management investment company. Prior to the commencement of the Exchange Offer, the Company owned 26% of the outstanding shares of common stock of AGRO. A total of approximately 823,000 shares of AGRO common stock, representing approximately 65% of AGRO common stock tendered, were accepted for exchange by the Company according to the terms of the Exchange Offer on the basis of .647 shares of the Company's common stock for each share of AGRO resulting in the issuance by the Company of 532,276 shares of common stock at a price of $5.50 per share. The tendered shares together with the shares already owned by the Company represent approximately 91% of the outstanding shares of AGRO common stock, with the remaining 9% of AGRO shares held by minority shareholders.

  The AGRO acquisition was accounted for under the purchase method of accounting. The Company has consolidated the accounts of AGRO in the accompanying financial statements effective as of September 22, 1997. In accordance with the Exchange Offer, the purchase of the 65% of AGRO common stock tendered was allocated to the fair value of the net assets acquired as follows:



Tangible assets acquired                      $2,948,000
Liabilities assumed                              (20,000)
                                          ---------------
                                              $2,928,000
                                          ---------------


  In December 1998, the Company issued 74,742 shares of common stock at a price of $4.01 per share to acquire the remaining 9% of AGRO shares held by minority shareholders and merged into JWGFS. Pro forma information for AGRO is not presented as management has determined that this information does not materially impact the historical financial data.

  The JWGFG Acquisition

  On January 1, 1999, JWGFG acquired certain assets of six retail securities branch offices (and three satellite offices ) from an unaffiliated company ("the Seller"). In connection with this asset purchase, JWGFG paid the Seller approximately $2,300,000 in cash ($1,000,000 of which was used to repay an earlier loan from the Company to the Seller); JWGFS issued to the Seller shares of its Series C Redeemable Preferred Stock that are redeemable, in the aggregate, for up to $2,500,000 based upon the financial performance of the acquired branch offices over the three years in the period ending December 31, 2001; and the Company issued to the Seller a warrant for the purchase of up to 156,250 shares of its common stock at an exercise price of $16 per share, which may only be

  JWGenesis Financial Corp. and Subsidiaries

  Index to Consolidated Financial Statements
  ------------------------------------------------------------------------------

  exercised with proceeds from redeemed Series C Redeemable Preferred Stock, and three-year, fully vested options to purchase 75,000 shares of its common stock at an exercise price of $16 per share. The Company also agreed to issue to designated members of the Seller's former senior management options to purchase an aggregate of 375,000 shares of its common stock at an exercise price of $8 per share, exercisable through December 31, 2003 (the "Senior Management Options"). The Senior Management Options vest over a three-year period based upon a formula tied to the performance of the acquired branch offices. An additional 150,000 options, with a three-year term and an $16 per share exercise price, were made available by the Company to selected branch managers and registered representatives employed in the acquired branch offices.

  JWG Clearing Divestiture

  On June 1, 1999, the Company completed the sale of JWG Clearing to Fiserv, Inc. ("Fiserv") through Fiserv's wholly owned subsidiary Fiserv Clearing, Inc. ("Fiserv Clearing"). JWG Clearing had functioned primarily as the Company's securities clearing, execution, and back office services unit, and only those operations comprised JWG Clearing at the time the sale was consummated. For the sale to Fiserv, the Company received cash consideration of approximately $59 million, and may receive additional consideration based on the outcome of various matters. Of this amount, approximately $19 million represented the net book value of JWG Clearing and $40 million represented the purchase price in excess of the net book value of JWG Clearing. Of the $40 million, $25 million was recorded as income (reduced by certain expenses related to the sale) in 1999 under the caption "gain on sale of subsidiary". The remaining $15 million was recorded as deferred income and is being accreted into income ratably over 10 years.

  In connection with the sale, the Company: (i) entered into a Transition Services Agreement pursuant to which, following the sale, it will continue to provide certain assistance and services to JWG Clearing and Fiserv Clearing, and will permit JWG Clearing and Fiserv Clearing to use certain facilities during a transition period for a monthly fee approximating actual costs; (ii) agreed not to compete for ten years in the securities clearing and execution business and not to solicit personnel of JWG Clearing or Fiserv and its affiliates; and (iii) agreed, subject to certain limitations, and exclusions (primarily related to independent contractor registered representatives, possible future acquisitions, and a one-year phase-in period), to use and cause its subsidiaries and affiliates to use the clearing services of designated Fiserv affiliates for at least 90% of their securities brokerage transactions and , in the case of independent contractor registered representatives, to impose a surcharge on certain such transactions that are not cleared through a Fiserv affiliate, during the 10-year period following the sale. The Company has the right, however, to be released from the above obligations to use Fiserv affiliates or to impose a surcharge by repaying to Fiserv a portion of the sales price based on a prescribed formula that takes into account the price paid in the sale and the amount of clearing services business then being generated by the Company or its affiliate seeking the release.

3.  Clearing Agreements:

  JWGFS, JWGFG, JWG Securities and DMG have clearing agreements with unaffiliated clearing brokers. Under such agreements, the clearing brokers provide these subsidiaries with certain back-office support and clearing services on all principal exchanges. In order to facilitate transactions with these unaffiliated clearing brokers, the subsidiaries maintain cash balances of approximately $400,000 that earn interest at a rate equal to 1% above the rate customarily paid on credit balances to the clients of the clearing broker. The $400,000 is included in commissions and other receivables from clearing brokers on the accompanying consolidated statements of financial condition.

 JWGenesis Financial Corp. and Subsidiaries

 Consolidated Statements of Financial Condition
 -------------------------------------------------------------------------------

  Credit losses could arise should the clearing brokers fail to perform. The Company does not require collateral.

4.  Receivable from and Payable to Brokers and Dealers:

  Amounts receivable from and payable to brokers and dealers consist of the following:

                                                            December 31,
                                                            ------------

                                                        1999            1998
                                                        ----            ----
Receivable:
    Securities failed to deliver                       $     -       $ 850,000
    Deposits on securities borrowed                          -       2,056,000
    Other amounts due from brokers and dealers       8,965,000         354,000
                                                ---------------  --------------
                                                    $8,965,000      $3,260,000
                                                ---------------  --------------
Payable:
    Securities failed to receive                       $     -       $ 786,000
    Deposits on securities loaned                            -      34,151,000
    Other amounts due to brokers and dealers         5,004,000       7,346,000
                                                ---------------  --------------
                                                    $5,004,000     $42,283,000
                                                ---------------  --------------



  Deposits on securities borrowed and securities loaned represent cash on deposit with or received from other brokers and dealers relating to securities borrowed and securities loaned transactions, respectively. The Company monitored the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. There are no amounts for securities failed to deliver/receive and deposits on securities borrowed/loaned at December 31, 1999, as the Company sold the clearing operations (see Note 2).

5. Receivable from and Payable to Customers:

  Receivable from and payable to customers arose from cash and margin transactions executed by the Company on the customer's behalf. Receivables were collateralized by securities owned by customers. Such collateral is not reflected in the accompanying consolidated statements of financial condition. There are no amounts for December 31, 1999 as the Company sold the clearing operations (see Note 2).

6. Securities Owned and Securities Sold, Not Yet Purchased:

  Securities owned and securities sold, not yet purchased consist of securities, at estimated fair value, as follows:

  JWGenesis Financial Corp. and Subsidiaries

  Notes to Consolidated Financial Statements
  ------------------------------------------------------------------------------

                                                             December 31,
                                                             ------------

                                                        1999            1998
                                                        ----            ----
Securities owned:
    U.S. Government obligations                      $5,180,000       $ 840,000
    State and municipal government obligations        3,240,000       3,257,000
    Corporate obligations                             3,152,000       1,921,000
    Corporate stocks                                  1,461,000       1,150,000
    Non-marketable                                    6,908,000       6,546,000
    Other                                                60,000          32,000
                                                 ---------------  --------------
                                                    $20,001,000     $13,746,000
                                                 ---------------  --------------



                                                            December 31,
                                                            ------------

                                                         1999         1998
                                                         ----         ----
Securities sold, not yet purchased:
    U.S. Government obligations                       $  19,000     $  21,000
    State and municipal government obligations          288,000        66,000
    Corporate obligations                                87,000             -
    Corporate stocks                                  1,010,000       110,000
    Other                                               202,000       108,000
                                                 --------------- -------------
                                                     $1,606,000     $ 305,000
                                                 --------------- -------------


  At December 31, 1999, the Company owned, of record, approximately 1,403,000 preferred shares of MVP, which are unregistered and for which there is presently no public market. Approximately 158,000 of such shares were allocated to Company management to cover bonus payments due and payable in accordance with the employment agreements in effect. The approximately 1,403,000 MVP shares have a historical cost of approximately $1,035,000 and are included in non-marketable securities at their estimated fair value of $6,500,000. The resulting difference in cost and estimated fair value of approximately $5,465,000 is included in market making and principal transactions in 1999.

  At December 31, 1998, the Company owned, of record, approximately 300,000 shares of Knight/Trimark Group, Inc. ("NITE"), which were subject to a lock-up agreement until January 11, 1999 and were unregistered at that time. Approximately 60,000 of such shares were allocated to Company management to cover bonus payments due and payable in accordance with the employment agreements in effect as of June 12, 1998, the date of the Combination. The approximate 300,000 NITE shares had a historical cost of $18,000 and were included in non-marketable securities at their estimated fair value of $6,400,000. The resulting difference in cost and estimated fair value of approximately $6,400,000 was included in market making and principal transactions in 1998. At December 31, 1999 the Company owned 8,442 shares which are carried at fair market value of approximately $388,000.

7. Short-Term Borrowings from Banks:

  Borrowings under JWG Clearing's financing agreement with a bank yielded interest based upon the federal funds rate, were restricted to a percentage of the market value of the related collateral securities, and were due on demand. At December 31, 1998 approximately $16,988,000 was outstanding under this arrangement. The market value of the collateral relating to this arrangement was approximately $23,000,000 at December 31, 1998 including customer margin account securities of approximately $19,000,000. The maximum and average amounts outstanding during the year ended December 31, 1998 were approximately $68,000,000, $37,000,000, respectively. The average interest rate during the same period was 6.3%. As a result of the sale of JWG Clearing on June 1,

  JWGenesis Financial Corp. and Subsidiaries

  Notes to Consolidated Financial Statements
  ------------------------------------------------------------------------------

  1999, the Company no longer has this agreement.

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

  JWGenesis Financial Corp. and Subsidiaries

  Notes to Consolidated Financial Statements
  ------------------------------------------------------------------------------

  On June 12, 1998, the Company prepaid, without penalty, the entire remaining principal balance due to Gilman. The Company recorded interest expense of $208,000 and $628,000 for the years ended December 31, 1998 and 1997, respectively, related to this Note.

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

10. Commitments and Contingencies:

  In the normal course of business, the Company enters into underwriting commitments. There were no outstanding underwriting commitments at December 31, 1999, 1998 and 1997.

  The Company leases its operations headquarters, branch offices and certain equipment under operating leases that generally allow for renewal and are in effect for various terms through 2003. Lease expense with respect to operating leases for the years ended December 31, 1999, 1998 and 1997 approximated $4,197,000, $2,166,000 and $1,650,000, respectively.

  JWGenesis Financial Corp. and Subsidiaries

  Notes to Consolidated Financial Statements
  ------------------------------------------------------------------------------

  Based upon long-term noncancelable leases and other contractual commitments, the future minimum commitments as of December 31, 1999 are as follows:


       2000                                $2,533,680
       2001                                 1,803,001
       2002                                 1,163,481
       2003                                   715,842
       2004 and thereafter                    996,449
                                        --------------
                                           $7,212,453
                                        --------------


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

  In the normal course of business, securities transactions of brokerage customers of the Company are introduced and cleared through a clearing broker on a fully disclosed basis. Pursuant to an agreement between the Company and the clearing broker, the clearing broker has the right to charge the Company for unsecured losses that result from a customer's failure to complete such transactions.

  Two executive members of management (the "Executives") have entered into nonsolicitation agreements with the Company for a period of seven years from July 1998 (the "Nonsolicitation Agreements"). In connection with those agreements and in consideration for the Executives' agreements to terminate the financial terms of their employment agreements with JWCFS in connection with the Share Exchange (see Note 2), the Company agreed to make certain payments in the form of cash and restricted shares. The Company agreed to make total cash payments to the Executives in four equal installments, the first paid in July 1998 and the remaining installments to be paid on January 15, 1999, 2000 and 2001, in an aggregate amount of approximately $750,000 for each installment. If the employment of either Executive is terminated for any reason other than cause, any unpaid cash amount must be paid within 30 days of termination.

  The Company also agreed to issue to the Executives an aggregate amount of approximately 538,025 shares of restricted common stock of the Company. Twenty-five percent of the shares issued to the Executives will vest on January 15, 2002 and an additional 25% on each January 15 thereafter through 2005. All unvested shares will be subject to forfeiture at any time there is a violation of the Nonsolicitation Agreements. Additionally, on June 15, 1999, the Company entered into an agreement with the Executives, whereby the Executives agreed to pay $1.35 million to the Company as liquidated damages in addition to the forfeiture of the unvested shares at any time there is a violation of the Nonsolicitation Agreements. In the event of a change in control of the Company, all such shares become immediately vested and the forfeiture provisions with respect to such shares will no longer be in force.

  JWGenesis Financial Corp. and Subsidiaries

  Notes to Consolidated Financial Statements
  ------------------------------------------------------------------------------

11. Income Taxes:

 The provision (benefit) for income taxes consists of:



                                                            Year ended
                                                            December 31,
                                           -----------------------------------------------

                                                  1999            1998            1997
                                                  ----            ----            ----

    Current provision:
      Federal                                 $17,297,000      $1,950,000      $3,115,000
      State                                     2,573,000         197,000         477,000
                                           ---------------  --------------  --------------
                                               19,870,000       2,147,000       3,592,000
                                           ---------------  --------------  --------------
    Deferred (benefit) provision:
      Federal                                  (3,325,000)      1,972,000          84,000
      State                                      (495,000)        302,000          13,000
                                           ---------------  --------------  --------------
                                               (3,820,000)      2,274,000          97,000
                                           ---------------  --------------  --------------
                                              $16,050,000      $4,421,000      $3,689,000
                                           ---------------  --------------  --------------





  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset (liability) as of December 31 are as follows:


                                                   1999            1998
    Deferred income                             $5,452,000         $    -
    Compenstory stock options                      120,000              -
    Deferred compensation                          229,000        198,000
    Reserve for bad debts                           25,000        490,000
    Contingency accruals                           558,000        555,000
    Net operating loss carryforward                 53,000        282,000
                                             -------------- --------------
    Gross deferred tax asset                     6,437,000      1,525,000
                                             -------------- --------------
    Mark to market                               2,062,000      1,856,000
    Other                                          159,000         25,000
                                             -------------- --------------
    Gross deferred tax liability                 2,221,000      1,881,000
                                             -------------- --------------

    Net deferred tax asset (liability)          $4,216,000      $(356,000)
                                             -------------- --------------

JWGenesis Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

  The Company's effective tax rate on pre-tax income differs from the statutory federal income tax rate due to the following:



                                                                          December 31,
                                                                          ------------

                                                                  1999         1998       1997
                                                                  ----         ----       ----

   Tax at statutory rate                                            35.0%        34.0%     34.0%
   Increase (decrease) resulting from:
     Effect of state income tax                                      3.6%         3.6%      3.6%
     Effect of nondeductible travel
      and entertainment                                              0.1%         0.6%      2.1%
     Effect on nondeductible amortization of goodwill                0.7%         1.0%         -
     Other                                                              -         0.8%     (2.0%)
                                                                ----------  -----------  --------
                                                                    39.4%        40.0%     37.7%
                                                                ----------  -----------  --------


12. Net Capital Requirements:

  The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Net capital positions of the Company's broker-dealer subsidiaries were as follows:

                                                           December 31,
                                                           ------------
                                                         1999         1998
                                                         ----         ----
JWGenesis Financial Services, Inc.
   Ratio of aggregate indebtedness to net capital     3.13 to 1     2.82 to 1
   Net capital                                      $ 2,950,000    $2,000,000
   Required net capital                               $ 617,000     $ 376,000

JWGenesis Securities, Inc.
   Ratio of aggregate indebtednesss to net capital    2.09 to 1     2.59 to 1
   Net capital                                      $ 2,998,000    $1,399,000
   Required net capital                               $ 419,000     $ 250,000

DMG Securities, Inc.
   Ratio of aggregate indebtedness to net capital     0.69 to 1     0.67 to 1
   Net capital                                        $ 310,000     $ 232,000
   Required net capital                               $ 100,000     $ 100,000

JWGenesis Financial Group, Inc.
   Ratio of aggregate indebtedness to net capital     2.41 to 1     0.62 to 1
   Net capital                                      $ 1,350,000    $2,111,000
   Required net capital                               $ 217,000     $  50,000


  Additionally, pursuant to Rule 15c3-1, JWGFS, JWG Securities, DMG and JWGFG must notify and obtain approval from the Securities and Exchange Commission and either the National Association of Securities Dealers, Inc. (JWGFS, DMG and JWGFG) or the NYSE (JWG Securities) for any advances or loans to JWGFC or any other affiliate, if such advances or loans would exceed in the aggregate, in any 30 calendar day period, 30% of that company's excess net capital and $500,000. Rule 15c3-1 also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less 120% of the minimum net capital required by the rule.

  JWGenesis Financial Corp. and Subsidiaries

  Notes to Consolidated Financial Statements
  ------------------------------------------------------------------------------

13. Off-Balance-Sheet Risk:

  In the normal course of business, the Company's customer activities involve the execution, settlement and financing of various customer securities transactions that settle in accordance with industry practice, which for most securities, is currently three business days after trade date. These activities may expose the Company to off-balance sheet credit and market risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company is required to purchase or sell the financial instrument underlying the contract at a loss. The risk of default depends on the credit worthiness of the customer or issuer of the instrument held as collateral.

  The Company may execute customer transactions involving the sale of securities not yet purchased, which may be transacted on a margin basis subject to individual exchange regulations. Such transactions may expose the Company to off-balance sheet credit and market risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligation, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers' obligations.

14. Common Stock Split:

  On February 16, 2000, the Company's Board of Directors declared a 3-for-2 stock split in the form of a stock dividend payable on March 24, 2000 to shareholders of record on March 3, 2000. The Company's capital accounts at December 31, 1999 and 1998 were adjusted to retroactively give effect to the dividend in the same manner as would be done if the dividend had been issued before December 31, 1999. All references in the consolidated financial statements and accompanying notes to amounts per share and to the number of common shares have been retroactively adjusted for the stock split.

15. Employee Benefit Plans:

  The Company has two stock option plans, "The 1990 Stock Option Plan" and "The 1998 Stock Option and Award Plan" (collectively, the "Option Plans"). A total of 4,200,000 shares of common stock have been reserved for issuance upon exercise of options designated as "incentive stock options" or "nonqualified options" and issued pursuant to the Option Plans. Options issued under the Option Plans are to be issued to certain officers and employees of the Company, and certain other key persons instrumental to the success of the Company. The Option Plans are administered by the Board of Directors of the Company, or a committee appointed by the Board of Directors, which determines, among other things, the persons to be granted options under the Option Plans, the number of shares subject to each option and the option exercise price.
  The option exercise price for each option is no less than the fair market value of the common stock subject to option. Options awarded under the Option Plans are generally subject to vesting over a period of one to three years and expire no later than five years from the date of grant.

  Information for the Option Plans for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

  JWGenesis Financial Corp. and Subsidiaries

  Notes to Consolidated Financial Statements
  ------------------------------------------------------------------------------

                                                  Exercise      Weighted
                                      Number       Price        Average
                                    of Shares      Range     Exercise Price
                                    ---------      -----     --------------

Balance, December 31, 1996          959,027    $  1.30-2.99     $ 1.91

Granted                             673,785       4.33-6.67       4.91
Exercised                           (25,500)      1.30-2.73       1.47
Forfeited                            (8,078)      4.49-6.67       5.09
                                 -----------  -------------- ----------

Balance, December 31, 1997        1,599,234       1.30-6.05       3.17

Granted                             701,070       4.83-8.33       6.97
Exercised                          (318,375)      1.30-2.73       1.45
Forfeited                          (432,558)      1.50-8.33       5.46
                                 -----------  -------------- ----------

Balance, December 31, 1998        1,549,371       1.70-8.33       4.59

Granted                             479,800      3.75-12.67       5.53
Exercised                          (684,922)      1.70-7.67       3.88
Forfeited                          (138,011)      4.15-8.33       6.45
                                 -----------  -------------- ----------

Balance, December 31, 1999        1,206,238    $ 1.70-12.67     $ 5.16
                                 -----------  -------------- ----------




  The Company has a restricted stock plan providing for the issuance of up to 1,125,000 shares of its authorized but unissued common stock to nonexecutive employees and registered representatives. As of December 31, 1999, 1998 and 1997, 15,750 shares had been issued under the restricted stock plan and 1,109,250 shares of common stock have been reserved for future issuance.

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

                                                   Year Ended
                                                   December 31,
                                                  ------------

                                            1999           1998         1997
                                            ----           ----         ----

Net income:
   As reported                          $ 24,662,000    $6,632,000   $6,103,000
   Pro forma                            $ 22,880,000    $5,480,000   $5,404,000

Basic earnings per common share:
   As reported                              $   2.79       $   .92      $  1.18
   Pro forma                                $   2.59       $   .76      $  1.05

Diluted earnings per common share:
   As reported                              $   2.54       $   .83      $  1.00
   Pro forma                                $   2.36       $   .69      $   .89

  JWGenesis Financial Corp. and Subsidiaries

  Notes to Consolidated Financial Statements
  ------------------------------------------------------------------------------

  These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. For disclosure purposes the fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock purchase rights granted in 1999, 1998 and 1997, respectively: dividend yields of 0.0% for all years; expected volatility of 60%, 100% and 53.2%; risk-free interest rates of 5.5%, 5.5% and 6.0%; and expected life of 3.4 years, 5 years, and 5 years. The weighted average fair value of stock options granted in 1999, 1998 and 1997 was $5.16, $4.55 and $2.59, respectively. The weighted average remaining contractual life of options outstanding at December 31, 1999, 1998 and 1997 is 3.6, 3.2 and 3.3 years, respectively. At December 31, 1999, 1998 and 1997, the Company had options available for future grants of 974,401, 1,316,191 and 459,703, respectively. The following table summarizes information about the options exercisable at December 31:

                                       1999             1998             1997
                                       ----             ----             ----

Number of shares                     2,283,000          804,000         593,000
Exercise price range               $1.70-16.00       $1.70-7.00      $1.30-4.33
Weighted average exercise price       $   8.39          $  3.96         $  2.37


  The Company adopted a Pension and Profit Sharing Plan (the "Plan") in 1986 which offers all full-time employees over the age of 21 of the Company tax advantages pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of the Plan, participants may elect to defer up to 10% of their compensation. The Company will make a matching contribution to the Plan of 50% of the first 4% of compensation contributed by each participant who is employed by the Company or its subsidiary on December 31 of such year. Participant's contributions to the Plan are fully vested at all times and are not subject to forfeiture. The Company's matching contribution vests to each participant over a five-year vesting schedule based upon the participant's years of service with the Company. Contributions are made by participants by means of a payroll deduction program. Within specified limits, participants have the right to direct their savings into certain kinds of investments as specified in the Plan. Employee compensation and benefits include approximately $367,000, $310,000 and $225,000 of Company matching contributions made during 1999, 1998 and 1997, respectively.

  On October 1, 1997, the Company adopted an Employee Stock Purchase Plan ("ESPP"), which is authorized to issue up to 600,000 shares of common stock to its full-time employees to purchase shares of common stock through voluntary contributions, including periodic payroll deductions. Under the terms of the ESPP, employees are limited to a monthly contribution varying between $50 and $1,650 of after-tax dollars to purchase the Company's common stock. The purchase price of the stock is the lesser of 85% of the market price on the first day of the quarter, or on the stock purchase date designated after the end of each quarter. During 1999 and 1998, the ESPP purchased 144,419 and 118,448 shares, respectively, of common stock from the Company at average cost per share of $4.81 and $5.17. At December 31, 1999, the Company is committed to issue the ESPP, or purchase in the open market for issuance to the ESPP, an additional 23,809 shares of common stock.

  JWGenesis Financial Corp. and Subsidiaries

  Notes to Consolidated Financial Statements
  ------------------------------------------------------------------------------

16. Earnings Per Common Share:

  Presented below is basic and diluted earnings per share under SFAS 128 for the years ended December 31, 1999, 1998 and 1997:


                                                                                   Per Share
                                                  Income           Shares            Amount
                                                  ------           ------            ------
1999
Earnings per share of common stock                $24,662,000      8,824,569         $  2.79
Effect of dilutive securities:
   Stock options                                                     878,767
                                              ----------------  -------------  --------------
Earnings per share of common stock --
   assuming dilution                              $24,662,000      9,703,336         $  2.54
                                              ----------------  -------------  --------------

1998
Earnings per share of common stock                 $6,632,000      7,220,465         $   .92
Effect of dilutive securities:
   Stock options                                                     755,587
                                              ----------------  -------------  --------------
Earnings per share of common stock --
  assuming dilution                                $6,632,000      7,976,052         $   .83
                                              ----------------  -------------  --------------


1997
Earnings per share of common stock                 $6,103,000      5,164,712         $  1.18
Effect of dilutive securities:
   Stock options                                                     939,679
                                              ----------------  -------------  --------------
Earnings per share of common stock --
  assuming dilution                                $6,103,000      6,104,391         $  1.00
                                              ----------------  -------------  --------------



17.  Segment Analysis:

  The Company's reportable segments are: captive retail distribution, independently owned distribution, clearing and trading, capital markets and other. The captive retail distribution segment includes the 14 retail branches of JWG Securities located in Florida, California, Georgia and New York and six retail branch offices of JWGFG located in New York, Florida, Colorado, Illinois, and California. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The independently owned retail distribution segment includes the 130 JWGFS offices and one DMG office, all of which are located in the U.S., providing securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The clearing and trading segment comprises primarily JWG Clearing's operations through June 1, 1999 which were providing clearing services primarily on a fully disclosed basis to small broker dealers, the trading of equities and fixed income products as principal, and investments in trading firms including MVP, NITE and Strike Technologies LLC. The capital markets segment includes management and participation in underwritings (exclusive of sales credits, which are included in the distribution segments), mergers and acquisitions, public finance, institutional trading, institutional research and market making for institutional research. Other in 1999 consists primarily of the gain on sale of JWG Clearing (see Note 2).

  JWGenesis Financial Corp. and Subsidiaries

  Notes to Consolidated Financial Statements
  ------------------------------------------------------------------------------

  The financial results of the Company's segments are the same as those described in the "Nature of Business and Summary of Significant Accounting Policies." Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on return on investment.

  The Company has not disclosed asset information by segment as the information is not produced internally. All long-lived assets are located in the U.S.

  The Company's business is predominantly in the U.S.

  Information concerning operations in these segments of business is as follows:



                                                               Year Ended December 31,
                                                               -----------------------
                                                     1999               1998              1997
                                                     ----               ----              ----
Revenue:
    Captive retail distribution                     $69,009,000        $31,002,000      $34,787,000
    Independently owned distribution                 53,426,000         41,120,000       37,084,000
    Clearing and trading                             32,709,000         32,760,000       24,649,000
    Capital markets                                   5,673,000         13,249,000                -
    Other                                            24,128,000            759,000          662,000
                                               -----------------  -----------------  ---------------
        Total                                      $184,945,000       $118,890,000      $97,182,000
                                               -----------------  -----------------  ---------------
Pre-tax income:

    Captive retail distribution                     $ 2,383,000        $ 1,059,000       $2,023,000
    Independently owned distribution                  3,730,000          3,227,000        3,769,000
    Clearing and trading                             14,205,000          8,161,000        4,026,000
    Capital markets                                     247,000           (809,000)               -
    Other                                            20,147,000           (585,000)         (26,000)
                                               -----------------  -----------------  ---------------
        Total                                       $40,712,000        $11,053,000       $9,792,000
                                               -----------------  -----------------  ---------------


18.  Lines of Credit:

  On January 19, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from Wilmington Trust Company for general corporate purposes (the "Wilmington Facility"). The Wilmington Facility matures on December 31, 2002, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the Wilmington Facility bear interest at Wilmington's National Commercial Rate, with interest payments due monthly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum stockholders' equity equal to at least $7,000,000, plus 30% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and
  (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At December 31, 1999 there was no balance outstanding under the Wilmington Facility.

  In connection with the Wilmington Facility, the Company entered into a marketing agreement with Wilmington Trust FSB (the "Wilmington Marketing Agreement") and granted W T Investments, Inc. a warrant to purchase 600,000 shares of the Company's common stock. At December 31, 1999, the Wilmington Warrant exercise price per share was $7.53. The Wilmington Marketing Agreement provides that the Company will market certain products and services, initially personal trust and asset management services, provided by Wilmington Trust FSB to the Company's brokers, clients and prospects.

  JWGenesis Financial Corp. and Subsidiaries

  Notes to Consolidated Financial Statements
  ------------------------------------------------------------------------------

  On December 18, 1996, the Company obtained an unsecured $2,500,000 revolving line of credit from SunTrust Bank, South Florida, N.A. for general corporate purposes (the "SunTrust Facility"). The SunTrust Facility matures on April 30, 2002, at which time all outstanding borrowings plus all accrued and unpaid interest will become due and immediately payable. Borrowings under the SunTrust Facility bear interest at the prime rate of interest as announced from time to time by SunTrust Banks of Florida, Inc., with interest payments due quarterly in arrears. The Company is required to maintain certain debt covenants, including (i) minimum tangible net worth equal to at least $18,000,000, plus 75% of net income for all future fiscal quarters, plus 75% of the net proceeds from any common stock issuances and (ii) net income, as defined, in excess of $1,500,000 for any four quarters within any consecutive six-quarter period. At December 31, 1999 there was no balance outstanding under the SunTrust Facility.

  In connection with the SunTrust Facility, the Company entered into a marketing agreement with SunTrust (the "SunTrust Marketing Agreement") and granted SunTrust Banks, Inc. a warrant to purchase 56,250 shares of the Company's common stock at any time prior to December 31, 2002. The exercise price per share is $4.44. The SunTrust Marketing Agreement provides that the Company will market certain products and services, through the Company's participation as an underwriter or selling group member of various municipal finance offerings underwritten by SunTrust Capital Markets, Inc., to the Company's brokers, clients and prospects.

  On September 15, 1999, the Company obtained a $7,000,000 senior secured credit line from GE Financial Assurance ("GEFA") for general corporate purposes (the "GEFA Facility"). The GEFA Facility matures on September 30, 2004, at which time any outstanding borrowings and unpaid interest will become due and immediately payable. Borrowings under the GEFA Facility bear interest at the LIBOR rate with interest payments due quarterly in arrears. The Company is required to maintain certain debt covenants, including (i) tangible net worth equal to at least $30 million, plus 75% of net income earned after September 30, 1999, (ii) a fixed charge coverage ratio at the end of any period of four consecutive quarters greater than 1.2 to 1.0 and (iii) an interest coverage ratio at the end of any period of four consecutive quarters greater than or equal to 3.0 to 1.0. As additional consideration for the GEFA Facility, the Company issued GEFA a five-year warrant to purchase up to 262,500 shares of its common stock at $9.25 per share at any time prior to May 14, 2004 (the "GEFA Credit Warrant"). The GEFA Credit Warrant vests with respect to one-fourteenth of the total GEFA Credit Warrant in connection with each $500,000 of borrowed or re-borrowed under the GEFA Facility. There were no borrowings under this agreement.

  In connection with the GEFA Facility, the Company entered into a five year Strategic Marketing Alliance (the "SMA") with GEFA pursuant to which GEFA will provide the Company's retail brokerage units with training, educational, marketing and promotional assistance. Under the terms of the SMA, the Company agreed to provide GEFA with preferred access to its retail sales force and issued GEFA a additional five-year warrant to purchase up to 262,500 shares of its common stock at $9.25 per share at any time prior to May 14, 2004 (the "GEFA SMA Warrant"). The SMA warrant is fully vested.

19. Subsequent Events:

  On February 11, 2000, the Company completed a partial tender offer for shares of its outstanding common stock, pursuant to which it purchased 1,750,000 shares for a price of $35 million. The Company conducted the tender offer in order to utilize excess cash derived from the sale of JWG Clearing in June 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 27, 2000                      JWGENESIS FINANCIAL CORP.
                                          -------------------------
                                                (Registrant)



                                      By:  /s/ Marshall T. Leeds
                                           ---------------------
                                              Marshall T. Leeds
                                         President and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Marshall T. Leeds                            Date: March 27, 2000
---------------------------------------------
Marshall T. Leeds, Chairman, President
and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ Joel E. Marks                                Date: March 27, 2000
---------------------------------------------
Joel E. Marks, Vice Chairman, Chief
Operating Officer, Secretary, and Director

/s/ Gregg S. Glaser                              Date: March 27, 2000
---------------------------------------------
Gregg S. Glaser, Executive Vice President and
Chief Financial Officer (Principal Financial
and Accounting Officer) and Director

/s/ Jeffrey H. Lehman                            Date: March 27, 2000
--------------------------------------------
Jeffrey Lehman, Executive Vice President
and Director

/s/ Wm. Dennis Ferguson                          Date: March 27, 2000
--------------------------------------------
Wm. Dennis Ferguson, Director

/s/ Sanford Cohen                                Date: March 27, 2000
--------------------------------------------
Sanford Cohen, Director