Form 10-K/A
period 1999-12-31
JWGENESIS FINANCIAL CORP /
filed 2000-04-14
CIK 1057412

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_______________________ to______________

                        Commission file number 001-14205

                            JWGENESIS FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

           Florida                                     58-1545984
------------------------------             -------------------------------------
(State or other jurisdiction of            (I.R.S.  Employer Identification No.)
incorporation or organization)

      980 North Federal Highway - Suite 210
            Boca Raton, Florida                           33432
--------------------------------------------------      ---------
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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

================================================================================

                                Portions Amended

Part IV, Item 14(3), of Company's Annual Report on Form 10-K is hereby amended to reflect the addition or modification of the following exhibits:

        10(j) Common Stock Purchase Warrant, fully vested issued to GE Financial Assurance Holdings, Inc., dated September 15, 1999.

        23(a) Consent of PricewaterhouseCoopers relating to Registration Statements on Form S-8.

        23(b) Consent of PricewaterhouseCoopers relating to Registration Statements on Form S-3.

        99(i)   Amendment to the Leeds Nonsolicitation Agreement

        99(j)   Nonsolicitation Agreement between the Company and Joel E. Marks.

        99(k)*  Agreement to amend the Marks Nonsolicitation Agreement

        99(l)   Amendment to the Marks Nonsolicitation Agreement

* Previously filed. Amendment herein is only to revise description in the Exhibit list.

The full list of Exhibits to the Form 10-K, as amended, is set forth below.

(3)  Exhibits included herein:

 Exhibit Number       Description of Exhibit
 --------------       ----------------------

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

        3(b) By-Laws, as amended, of JWGenesis (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

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

 Exhibit Number       Description of Exhibit
 --------------       ----------------------


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

        10(g) Transition Services Agreement, dated April 16, 1999 by and among the JWGenesis, Fiserv, Inc., Fiserv Clearing, Inc., JWGenesis Financial Services, Inc., and JWGenesis Clearing Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 15,
                1999).

        10(h) Form of Fully Disclosed Correspondent Agreement dated June 1, 1999 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 15,
                1999).

        10(i) Stockholders Agreement among JWGenesis, Woody Springs LLC and MVP.com, Inc., dated as of July 15, 1999 (incorporated by reference to Exhibit 10(c) to the Company's Current Report on Form 8-K filed with the Commission on August 13, 1999)..

        10(j) Common Stock Purchase Warrant, fully vested, issued to GE Financial Assurance Holdings, Inc., dated September 15, 1999.

        21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

        23(a) Consent of PricewaterhouseCoopers relating to Registration statements on Form S-8.

        23(b) Consent of PricewaterhouseCoopers relating to Registration statements on Form S-3.

        99(a) Amended and Restated Agreement and Plan of Combination, dated as March 9, 1998, among JWGFS, the Company, Genesis and the owners of all of the equity interests in Genesis (incorporated by reference to Exhibit 2.1 to the Combination S-4).

        99(b) Employment Agreement between the Company and Marshall T. Leeds (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                1998).

        99(c) Employment Agreement between the Company and Joel E. Marks (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                1998).

        99(d) Employment Agreement between the Company and Gregg S. Glaser (incorporated by reference to Exhibit 99(e) to the Company's Registration Statement on Form S-4, Commission File No. 33-66751).

 Exhibit Number       Description of Exhibit
 --------------       ----------------------

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

        99(g) Nonsolicitation Agreement between the Company and Marshall T. Leeds (replacing an incorrect version thereof inadvertently filed as Exhibit 99(h) to the Company's 1998 Form 10-K; the previous filing is hereby deleted in its entirety).

        99(h)   Agreement to amend the Leeds Nonsolicitation Agreement.

        99(i)   Amendment to the Leeds Nonsolicitation Agreement.

        99(j)   Nonsolicitation Agreement between the Company and Joel E. Marks.

        99(k)   Agreement to amend the Marks Nonsolicitation Agreement.

        99(l)   Amendment to the Marks Nonsolicitation Agreement.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 13, 2000                    JWGENESIS FINANCIAL CORP.
                                        -------------------------
                                              (Registrant)



                                        By:  /s/ Joel E. Marks
                                             --------------------------
                                             Joel E. Marks
                                             Chief Operating Officer,
                                             Secretary, and Director


        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of April, 2000.

/s/ Marshall T. Leeds*
---------------------------------------
Marshall T. Leeds, Chairman, President
and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ Joel E. Marks
---------------------------------------
Joel E. Marks, Chief Operating Officer,
Secretary, and Director

/s/ Gregg S. Glaser*
---------------------------------------
Gregg S. Glaser, Chief Financial
Officer (Principal Financial
and Accounting Officer) and Director

/s/ Jeffrey H. Lehman*
---------------------------------------
Jeffrey Lehman, Director

/s/ Wm. Dennis Ferguson*
---------------------------------------
Wm. Dennis Ferguson, Director

/s/ Sanford Cohen*
---------------------------------------
Sanford Cohen, Director


*By: /s/ Joel E. Marks
    -----------------------------------
    Joel E. Marks, as Attorney-In-Fact