Form 10-Q
period 2000-03-31
JWGENESIS FINANCIAL CORP /
filed 2000-05-08
CIK 1057412

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________

                        Commission file number 001-14205

                            JWGENESIS FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                   65-0811010
  ------------------------------         -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

          980 North Federal Highway - Suite 310
                  Boca Raton, Florida                                33432
          ---------------------------------------------           -----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                        Outstanding at May 3, 2000
    ---------------------------------------       --------------------------
    Common stock, $.001 par value per share               8,530,869


===============================================================================

                                             JWGENESIS FINANCIAL CORP.

                                                       INDEX

                                                                                                              Page
                                                                                                              ----
Part I.  Financial Information

Item 1.  Financial Statements.

         Consolidated Condensed Statements of Financial Condition

            at March 31, 2000 and December 31, 1999                                                              3

         Consolidated Condensed Statements of Income for the Three

          Month Periods Ended March 31, 2000 and 1999                                                            4

         Consolidated Condensed Statements of Cash Flows for the Three Month Periods
            Ended March 31, 2000 and 1999                                                                        5

         Notes to Consolidated Condensed Financial Statements                                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                              8

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                       13

                                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                     JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                              --------------------------------------------------------

                                                                                      March 31,      December 31,
                                                                                        2000             1999
                                                                                   -------------------------------
                                                                                    (Unaudited)
ASSETS
------
Cash and cash equivalents                                                           $ 30,957,000     $ 53,117,000
Commissions and other receivables from clearing brokers                               16,999,000        4,435,000
Receivable from brokers and dealers                                                      494,000        8,965,000
Securities owned, at estimated fair value                                             20,635,000       20,001,000
Cost in excess of the fair value of net assets acquired                               14,897,000       15,101,000
Furniture, equipment and leasehold improvements, net of accumulated
    depreciation and amortization of $3,867,000 and $3,658,000                         2,361,000        2,502,000
Deferred tax asset                                                                     4,004,000        4,216,000
Deferred expense                                                                       6,647,000        6,858,000
Other, net                                                                             7,045,000        6,770,000
                                                                                   ------------------------------
                                                                                    $104,039,000     $121,965,000
                                                                                   ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Accounts payable, accrued expenses and other liabilities                            $ 21,885,000     $ 17,025,000
Payable to brokers and dealers                                                         3,599,000        5,004,000
Securities sold, not yet purchased, at estimated fair value                            2,553,000        1,606,000
Deferred income                                                                       13,750,000       14,125,000
Income taxes payable                                                                     218,000          893,000
                                                                                   ------------------------------
                                                                                      42,005,000       38,653,000
                                                                                   ------------------------------
 Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued
      or                                                                                    --               --
Common stock, $.001 par value; authorized 30,000,000 shares; issued
      and outstanding 8,502,016 and 9,268,450                                              9,000            9,000
Additional paid-in capital                                                             5,034,000       31,358,000
Retained earnings                                                                     56,991,000       51,945,000
                                                                                   ------------------------------
Total stockholders' equity                                                            62,034,000       83,312,000
                                                                                   ------------------------------
                                                                                    $104,039,000     $121,965,000
                                                                                   ==============================


                     (The accompanying Notes to Consolidated Condensed Financial Statements are
                                  an integral part of these financial statements.)

                        JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                        ------------------------------------------
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       -------------------------------------------

                                       (Unaudited)

                                                         Three Months Ended March 31,
                                                       ---------------------------------
                                                           2000                1999
                                                       ---------------------------------
Revenues:
--------
Commissions                                            $43,859,000          $28,043,000
Market making and principal transactions, net            7,724,000            6,749,000
Interest                                                 1,422,000            3,621,000
Clearing fees                                                 --              3,205,000
Other                                                    2,307,000            1,751,000
                                                       ---------------------------------
                                                        55,312,000           43,369,000
                                                       ---------------------------------
Expenses:
--------
Commissions and clearing costs                          34,100,000           20,332,000
Employee compensation and benefits                       6,849,000            6,744,000
Selling, general and administrative                      5,945,000            8,592,000
Interest                                                    84,000            1,479,000
                                                       ---------------------------------
                                                        46,978,000           37,147,000
                                                       ---------------------------------
Income before income taxes                               8,334,000            6,222,000
Provision for income taxes                               3,288,000            2,444,000
                                                       ---------------------------------
Net income                                             $ 5,046,000          $ 3,778,000
                                                       ================================

Earnings per common share:
Basic                                                  $      0.57          $      0.43
                                                       ================================
Diluted                                                $      0.50          $      0.40
                                                       ================================

Weighted average common shares outstanding:

Basic                                                    8,857,000            8,787,000
                                                       ================================
Diluted                                                 10,139,000            9,472,000
                                                       ================================


      (The accompanying Notes to Consolidated Condensed Financial Statements are an
                      integral part of these financial statements.)

                                  JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                 (Unaudited)

                                                                           Three Months Ended March 31,
                                                                     ---------------------------------------
                                                                             2000                 1999
                                                                     ---------------------------------------
Operating activities
--------------------

Net income                                                           $     5,046,000        $     3,778,000
Adjustments to reconcile net income to net cash
       used by operating activities:
    Depreciation and amortization on furniture,
       equipment and leasehold improvements                                  209,000               202,000
   Amortization of costs in excess of fair value of
       net assets acquired and other                                         617,000               190,000
Change in assets and liabilities, net of effect of acquisition:
    Receivable from customers                                                   --             (50,003,000)
    Receivable from brokers and dealers                                   (4,093,000)          (13,551,000)
    Securities owned                                                        (634,000)              449,000
    Deferred tax asset                                                       212,000              (619,000)
    Other assets                                                            (477,000)           (5,265,000)
    Accounts payable, accrued expenses and other liabilities               5,360,000             5,391,000
    Payable to customers                                                        --             (20,164,000)
    Payable to brokers and dealers                                        (1,405,000)           36,312,000
    Securities sold, not yet purchased                                       947,000             1,218,000
    Income taxes payable                                                    (675,000)              455,000
    Deferred tax liabilities                                                    --                (356,000)
    Deferred income                                                         (375,000)                 --
                                                                     --------------------------------------
Net cash provided by (used in) operating activities                        4,732,000           (41,963,000)
                                                                     --------------------------------------


Investing activities
--------------------
Purchases of furniture, equipment and leasehold improvements                 (68,000)             (818,000)
                                                                     --------------------------------------

Financing activities
--------------------
Change in short-term borrowings from banks                                      --              49,073,000
Change in lines of credit                                                  2,000,000
Acquisition and cancellation of common stock                             (35,000,000)           (1,434,000)
Tax benefit from exercise of stock options                                 2,235,000                  --
Issuance of common stock                                                   5,941,000             1,359,000
                                                                     --------------------------------------
Net cash provided (used) by financing activities                         (26,824,000)           50,998,000
                                                                     --------------------------------------

Net increase (decrease) in cash and cash equivalents                     (22,160,000)            8,217,000
Cash and cash equivalents at beginning of period                          53,117,000            16,978,000
                                                                     --------------------------------------
Cash and cash equivalents at end of period                           $    30,957,000        $   25,195,000
                                                                     =====================================



                    (The accompanying Notes to Consolidated Condensed Financial Statements
                             are an integral part of these financial statements.)

                   JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1. BASIS OF PRESENTATION

As discussed elsewhere herein and in the Company's 1999 Annual Report on Form 10-K, on June 12, 1998, JWGenesis Financial Corp. ("JWGenesis" or the "Company") and its predecessor JWGenesis Financial, Inc. ("JWGFI") consummated a series of transactions (the "Combination") in which the Company acquired Genesis Merchant Group Securities LLC ("Genesis") and JWGFI, the latter pursuant to a statutory share exchange of one share of JWGenesis common stock for each outstanding share of JWGFI common stock. As a result of the Combination, JWGenesis succeeded to the business and operations of JWGFI and Genesis. Additionally , in connection with the Combination, Genesis Merchant Group Securities, LLC changed its name to JWGenesis Capital Markets, LLC. The information in the Financial Section of this Report relating to periods prior to June 12, 1998 is derived solely from information and financial statements of JWGFI and, except as otherwise expressly indicated, relates to matters prior to the Combination.

The interim financial information included herein is unaudited; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the periods indicated.

The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated condensed financial statements and related notes contained in the Company's 1999 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
----------------------

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries which are: JWGFI, JWGenesis Financial Services, Inc. ("JWGFS"), JWGenesis Securities, Inc. ("JWG Securities"), JWGenesis Capital Markets, Inc. ("JWG Markets"), JWGenesis Insurance Services, Inc. ("JWG Insurance"), DMG Securities, Inc. ("DMG") and JWGenesis Financial Group, Inc.
("JWGFG"). In addition, the accompanying consolidated financial statements include the accounts of JWGenesis Capital Markets, LLC ("JWG Capital") (See Note 5, "Acquisitions and Divestitures") for the period June 12, 1998 through March 3, 1999 and JWGenesis Clearing Corp. ("JWG Clearing") through June 1, 1999. All significant intercompany transactions have been eliminated in consolidation.

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

4. NET CAPITAL

The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. At March 31, 2000, the net capital positions of the Company's broker-dealer subsidiaries were as follows:

JWGFS:

         Ratio of aggregate indebtedness to net capital                  2.26
         Net capital                                               $4,997,000
         Required net capital                                        $752,000

JWG Securities:
         Ratio of aggregate indebtedness to net capital                  1.64
         Net capital                                               $5,666,000
         Required net capital                                        $618,000


JWGFG:

         Ratio of aggregate indebtedness to net capital                  1.50
         Net capital                                               $2,771,000
         Required net capital                                        $278,000

DMG:

         Ratio of aggregate indebtedness to net capital                   .34
         Net capital                                                 $324,000
         Required net capital                                        $100,000


5. SEGMENT ANALYSIS

The Company's reportable segments are: captive retail distribution, independently owned retail distribution, clearing and trading, capital markets and other. The captive retail distribution segment includes the fourteen retail branches of JWG Securities located in Florida, California, Georgia and New York and the five retail branch offices of JWGFG located in Florida, Colorado, Illinois and California. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The independently owned retail distribution segment includes the approximately 135 JWGFS offices and one DMG office, all of which are located in the U.S., providing securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The clearing and trading segment comprises primarily JWG
Clearing's operations through June 1, 1999 which were providing clearing services primarily on a fully disclosed basis to small broker dealers, the trading of equities and fixed income products as principal, and investments in firms including MVP.com, Inc., Knight/Trimark Group, Inc. and Strike Technologies LLC. The capital markets segment includes management and participation in underwritings (exclusive of sales credits, which are included in the distribution segments), mergers and acquisitions, public finance, institutional trading, institutional research and market making for institutional research. Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on return on investment.

The Company has not disclosed asset information by segment as the information is not produced internally. All long-lived assets are located in the U.S.

The Company's business is predominantly in the U.S.

Information concerning operations in these segments of business is as follows:

                                                             Three Months Ended March 31,
                                                         ----------------------------------
                                                                2000               1999
                                                         ------------          ------------
                  Revenue:
                       Captive retail distribution       $ 27,745,000          $ 15,982,000
                       Independently owned distribution    19,716,000            11,532,000
                       Clearing and trading                 7,110,000            12,312,000
                       Capital markets                        741,000             3,519,000
                       Other                                        0                24,000
                                                         ------------          ------------
                           Total                         $ 55,312,000          $ 43,369,000
                                                         ============          ============


                  Pre-tax income:
                       Captive retail distribution       $  5,231,000          $    446,000
                       Independently owned distribution     2,148,000               856,000
                       Clearing and trading                   885,000             5,451,000
                       Capital markets                         70,000              (164,000)
                       Other                                        0              (367,000)
                                                         ------------          ------------
                           Total                         $  8,334,000          $  6,222,000
                                                         ============          ============



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

FORWARD LOOKING STATEMENTS AND GENERAL

From time to time, information provided by the Company or statements made by its directors, officers or employees may constitute "forward-looking statements" under the meaning of the Private Securities Litigation Reform Act of 1995. Any statements made in this Form 10-Q, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements. Such forward-looking statements and other forward-looking statements made by the Company or its representatives are based upon a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to, those set forth in Item 1 - Business, under the heading "Risk Factors", in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K").

As discussed in the 1999 10-K, on June 12, 1998, the Company acquired Genesis as part of the Combination and succeeded to the respective businesses and operations of both JWGFI and Genesis. The results of all of Genesis' operations are reflected in the Company's results for the portion of the fiscal year 1999 period through March 3, 1999, on which date the Company divested Genesis in a transaction in which the Company nonetheless retained the corporate finance services operations that it had been conducting through Genesis, while divesting Genesis' brokerage processing services business unit. Management does not believe the effects of the divestiture is material to the Company's operations. However, the inclusion of Genesis' operations for most of the 1999 period does have some impact on the Company's data and this analysis. In the discussions below, historical references to JWG Capital (which is the new name for the Company's subsidiary that conducts the business retained in the divestiture of Genesis) include the divested operations of Genesis.

As also discussed in the 1999 10-K, on June 1, 1999, the Company sold JWG Clearing in a cash transaction for approximately $59 million, and ceased all securities clearing operations. The results of JWG Clearing's operations through March 31, 1999 are included in the Company's financial data for the three-month period in 1999, but no such operations are part of the data for the three-month period in 2000, which has a significant impact on the following data and analysis.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 (The "2000 Period") Vs. March 31, 1999 (The "1999 Period")

                                                                 Three Months Ended March 31,
                                                 --------------------------------------------------------------
                                                   2000                      1999                     1998
                                                  (000's)     % Change     (000's)     % Change      (000's)
                                                ---------------------------------------------------------------
          Revenues:
          Commissions                            $ 43,859           56      $ 28,043          114     $ 13,129
          Market making and principal
              transactions, net                     7,724           14         6,749           39        4,868
          Interest                                  1,422          (61)        3,621           15        3,162
          Clearing fees                                 0         (100)        3,205           50        2,138
          Other                                     2,307           32         1,751           79          976
                                                 -------------------------------------------------------------
                                                 $ 55,312           28      $ 43,369           79     $ 24,273
                                                 =============================================================

                                                                     Three Months Ended March 31,
                                                 --------------------------------------------------------------
                                                    2000                      1999                     1998
                                                   (000's)     % Change     (000's)     % Change      (000's)
                                                 ---------------------------------------------------------------
          Expenses:
          Commissions and clearing costs          $ 34,100           68      $ 20,332           60     $ 12,675
          Employee compensation and benefits         6,849            2         6,744           52        4,448
          Selling, general and administrative        5,945          (31)        8,592          123        3,853
          Interest                                      84          (94)        1,479           18        1,255
                                                  -------------------------------------------------------------
                                                  $ 46,978           26      $ 37,147           67     $ 22,231
                                                  =============================================================

Total revenues of $55,312,000 recorded in the 2000 Period represents an increase of 28% compared to last year's $43,369,000. Moreover, in the 1999 Period, JWG Capital (which includes the now-divested operations of Genesis as discussed above) represented $3,158,000 of the revenues, JWG Clearing accounted for $7,820,000, of the revenues, and the realized and unrealized gains related to the Company's investment in Knight/Trimark Group, Inc added $4,432,000 to 1999 revenues, which without these items would have been $27,959,000. Using $27,959,000 for 1999 Period revenues, the increase in revenues in the 2000 Period would have been $27,353,000 or 98%.

Revenues from commissions account for the major portion of the increase in total revenues for the 2000 Period, as commissions increased by 56% to $43,859,000 from $28,043,000, of which JWG Capital contributed $3,032,000 in the 1999 Period. Without JWG Capital in the 1999 Period, commission revenues would have been $25,011,000, in comparison to which the increase in commissions during the 2000 Period would be 75%. The increase is attributable to the industry wide increase in market activity in the first quarter of 2000 as a result of the record market trading volume, record share prices in both the NASDAQ and listed markets, as well as greatly increased market volatility.

Market making and principal transactions, net increased 14% in the 2000 Period. Importantly, however, the 1999 Period amount included realized and unrealized gains totaling $4,432,000 related to the Company's investment in Knight/Trimark Group, Inc. Exclusive of this gain in the 1999 Period, the $5,407,000 increase in market making and principal transactions, net in the 2000 Period would constitute a percentage increase of 233% over the 1999 Period, reflecting the industry wide increase in market activity in the first quarter of 2000 as a result of the increased volume and volatility of the general securities market, as discussed above.

Interest revenues decreased $2,199,000 of 61% in the 2000 Period, primarily due to the sale of JWG Clearing (which historically generated significant interest income), with some offset for the interest earned on the proceeds received in that sale. Clearing fees have been eliminated in the 2000 Period due to the sale of JWG Clearing. Other revenues increased $556,000 or 32% primarily due to investment banking revenues in the 2000 Period exceeding those in the 1999 Period by $353,000.

Commissions and clearing costs, which represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades), increased by $13,768,000 or 68%in the 2000 Period, which relates directly to the increase in combined commission and principal transaction revenues. Selling, general and administrative costs decreased by $2,647,000 or 31% in the 2000 Period, primarily as a result of the sale of JWG Clearing and the divestiture of Genesis which contributed $2,653,000 and $1,035,000, respectively, to the amount for the 1999 Period. Exclusive of these amounts, selling, general and administrative expenses increased $1,041,000 in the 2000 Period due to an increase in advertising expenditures to gain name recognition, in addition to a general increase related to the Company's increase in activity and growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a highly liquid balance sheet with the majority of the Company's assets consisting of cash and cash equivalents; securities owned, which are marked to market; and receivables from brokers, dealers and clearing brokers arising from customer related securities transactions. The nature of the Company's business as a market maker and securities dealer requires it to carry significant levels of securities inventories in order to meet its customer and internal trading needs. Accordingly, the Company's liquidity can fluctuate significantly depending largely upon general economic and market conditions, volume of activity, customer demand and underwriting commitments. The Company's ability to support increases in its total assets is a function of its ability to generate funds internally and obtain short-term borrowings from its clearing firms and committed lines of credit.

At March 31, 2000, the Company had stockholders' equity of $62,034,000, representing a decrease of $21,278,000 from December 31, 1999, and the Company had cash and cash equivalents of $30,957,000. The decrease in stockholders' equity is primarily related to the Company's expenditure of $35,000,000 in connection with the partial tender offer in which the Company purchased 1,750,000 shares of its common stock in February 2000. That expenditure was offset in part by net income of $5,046,000 recorded for the three month period ended March 31, 2000, plus the proceeds from option exercises (including tax benefits from option exercises) and employee stock purchase plan purchases in the amount of $8,176,000 during the period.

At March 31, 2000, the Company had $12 million of borrowing capacity available under its committed lines of credit described in the 1999 10-K. The Company presently owns securities that are convertible into approximately 1.5 million shares of common stock of MVP.com, Inc., which are unregistered and for which there is presently no public market. Approximately 158,000 of these shares are allocated to certain members of Company management. These securities, which have a historical cost of approximately $3 million, are included in securities owned, at estimated fair value in the accompanying Consolidated Condensed Statements of Financial Condition, at their estimated market value of $8,400,000.

Item 3.  Quantitative and Qualitative  Disclosures about Market Risk
--------------------------------------------------------------------

         There has been no significant change in the disclosures concerning this item made in the Company's 1999 10-K.


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

                                         JWGENESIS FINANCIAL CORP.




Date: May 3, 2000                               /s/ Marshall T. Leeds
                                                ---------------------
                                              (Duly Authorized Officer)
                                        (President and Chief Executive Officer)


Date: May 3,, 2000                             /s/ Gregg S. Glaser
                                               -------------------
                                            (Duly Authorized Officer)
                                   (Principal Financial and Accounting Officer)