Form 10-Q
period 2000-06-30
JWGENESIS FINANCIAL CORP /
filed 2000-08-14
CIK 1057412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

/_/	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to  __________

Commission file number 001-14205

JWGENESIS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Florida	65-0811010
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

980 North Federal Highway - Suite 310 Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (561) 338-2600

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes /X/   No /_/

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2000
Common stock, $.001 par value per share	8,560,702

JWGENESIS FINANCIAL CORP.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2000	1999
ASSETS	(Unaudited)
Cash and cash equivalents	$ 36,623,000	$ 53,117,000
Commissions and other receivables from clearing brokers	8,323,000	13,400,000
Securities owned, at estimated fair value	16,634,000	20,001,000
Cost in excess of the value of net assets acquired	14,694,000	15,101,000
Furniture, equipment and leasehold improvements, net of accumulated
depreciation and amortization of $3,622,000 and $3,658,000	2,361,000	2,502,000
Deferred tax asset	3,919,000	4,216,000
Deferred expense	6,437,000	6,858,000
Other, net	6,873,000	6,770,000
	$ 95,864,000	$ 121,965,000
	===============	================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

Accounts payable, accrued expenses and other liabilities	$ 12,718,000	$ 17,025,000
Payable to brokers and dealers	911,000	5,004,000
Securities sold, not yet purchased, at estimated fair value	2,519,000	1,606,000
Deferred income	13,375,000	14,125,000
Income taxes payable	1,640,000	893,000
	31,163,000	38,653,000
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value - authorized 5,000,000 shares; no shares issued or outstanding	--	--
Common stock, $.001 par value - authorized 30,000,000 shares; issued and outstanding 8,530,869 and 9,268,450	9,000	9,000
Additional paid-in capital	5,284,000	31,358,000
Retained earnings	59,408,000	51,945,000
Total stockholders' equity	64,701,000	83,312,000
	$ 95,864,000	$ 121,965,000
	==============	===============

(The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these financial statements.)

JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999

Revenues:
Commissions	$ 24,248,000	$ 25,033,000	$ 68,107,000	$ 50,704,000
Market making and principal transactions, net	5,255,000	8,340,000	12,979,000	17,461,000
Gain on sale of subsidiary	-	23,877,000	-	23,877,000
Interest	1,246,000	3,395,000	2,668,000	7,016,000
Clearing fees	-	2,122,000	-	5,327,000
Other	2,614,000	1,913,000	4,921,000	3,664,000
	33,363,000	64,680,000	88,675,000	108,049,000
Expenses:
Commissions and clearing costs	18,590,000	21,018,000	52,690,000	41,350,000
Employee compensation and benefits	4,956,000	10,234,000	11,805,000	16,978,000
Selling, general and administrative	5,779,000	7,570,000	11,724,000	16,162,000
Interest	116,000	1,292,000	200,000	2,771,000
	29,441,000	40,114,000	76,419,000	77,261,000
Income before income taxes	3,922,000	24,566,000	12,256,000	30,788,000
Provision for income taxes	1,505,000	9,510,000	4,793,000	11,954,000
Net income	$ 2,417,000	$ 15,056,000	$ 7,463,000	$ 18,834,000
	==============	===============	===============	==============
Earnings per common share:
Basic	$ 0.28	$ 1.74	$ 0.86	$ 2.18
	==============	==============	==============	==============
Diluted	$ 0.27	$ 1.58	$ 0.76	$ 2.00
	==============	==============	==============	==============
Weighted average common shares outstanding:
Basic	8,530,619	8,638,923	8,689,414	8,634,340
	==============	==============	==============	==============
Diluted	8,994,376	9,554,631	9,756,257	9,427,800
	==============	==============	==============	==============

(The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these financial statements.)

JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2000	1999
Operating activities
Net income	$ 7,463,000	$ 18,834,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization on furniture, equipment and leasehold improvements	430,000	354,000
Amortization of costs in excess of fair value of net assets acquired and other Change in assets and liabilities, net of effect of acquisition:	1,232,000	829,000
Receivable from customers	--	117,579,000
Receivable from brokers and dealers	5,077,000	(1,344,000)
Securities owned	3,367,000	(1,481,000)
Deferred tax asset	297,000	(4,407,000)
Other assets	(507,000)	(2,737,000)
Accounts payable, accrued expenses and other liabilities	(4,307,000)	164,000
Payable to customers	--	(49,218,000)
Payable to brokers and dealers	(4,093,000)	(38,624,000)
Securities sold, not yet purchased	913,000	2,548,000
Deferred income	(750,000)	14,875,000
Income taxes payable	747,000	12,602,000
Net cash provided by operating activities	9,869,000	69,974,000
Investing activities
Purchases of furniture, equipment and leasehold improvements	(289,000)	(967,000)
Acquisition of cost in excess of the values of net assets acquired	--	(1,742,000)
Disposal of furniture, equipment and leasehold improvements	--	75,000
Net cash used in investing activities	(289,000)	(2,634,000)
Financing activities
Change in short-term borrowings from banks	--	(16,809,000)
Tax benefit from exercise of stock options	2,235,000	--
Change in lines of credit	--	(3,000,000)
Acquisition of treasury shares	(35,000,000)	(1,689,000)
Issuance of common stock	6,691,000	834,000
Net cash used in financing activities	(26,074,000)	(20,664,000)

Net increase (decrease) in cash and cash equivalents	(16,494,000)	46,676,000
Cash and cash equivalents at beginning of period	53,117,000	16,978,000
Cash and cash equivalents at end of period	$ 36,623,000	$ 63,654,000
	================	===============
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$ 1,384,000	$ 4,759,000
	===============	================
Cash paid during the period for interest	$ 238,000	$ 5,655,000
	===============	================

(The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these financial statements.)

JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

The interim financial information included herein is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the periods indicated.

The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1999 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2000.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries which are: JWGenesis Financial, Inc. ("JWGFI"), JWGenesis Financial Services, Inc. ("JWGFS"), JWGenesis Securities, Inc. ("JWG Securities"), JWGenesis Capital Markets, Inc. ("JWG Markets"), JWGenesis Insurance Services, Inc. ("JWG Insurance"), DMG Securities, Inc. ("DMG"), and JWGenesis Financial Group, Inc. ("JWGFG"). In addition, the accompanying consolidated financial statements include the accounts of JWGenesis Capital Markets, LLC ("JWG Capital") for the period June 12, 1998 through March 3, 1999 and JWGenesis Clearing Corp. ("JWG Clearing") through June 1, 1999. All significant intercompany transactions have been eliminated in consolidation.

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

4.      NET CAPITAL

The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. At June 30, 2000, the net capital positions of the Company's broker-dealer subsidiaries were as follows:

JWGFS:
	Ratio of aggregate indebtedness to net capital	1.21
	Net capital	$5,214,000
	Required net capital	$ 420,000
JWG Securities:
	Ratio of aggregate indebtedness to net capital	1.10
	Net capital	$3,648,000
	Required net capital	$ 268,000

JWGFG:
	Ratio of aggregate indebtedness to net capital	.99
	Net capital	$3,236,000
	Required net capital	$ 100,000

DMG:
	Ratio of aggregate indebtedness to net capital	.31
	Net capital	$ 340,000
	Required net capital	$ 100,000

5.     SEGMENT ANALYSIS

The Company's reportable segments are: captive retail distribution, independently owned retail distribution, clearing and trading, capital markets and other. The captive retail distribution segment includes the 14 retail branches of JWG Securities located in Florida, California, Georgia and New York and the five retail branch offices of JWGFG located in Florida, Colorado, Illinois and California. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The independently owned retail distribution segment includes the 135 JWGFS offices and one DMG office, all of which are located in the U.S., providing securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The clearing and trading segment comprises primarily JWG Clearing's operations through June 1, 1999 which provided clearing services primarily on a fully disclosed basis to small broker dealers, the trading of equities and fixed income products as principal, and investments in firms including Knight/Trimark Group, Inc. and StrikeTechnologies LLC. the The capital markets segment includes management and participation in underwritings (exclusive of sales credits, which are included in the distribution segments), mergers and acquisitions, public finance, institutional trading, institutional research and market making for institutional research. Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on return on investment. The Company has not disclosed asset information by segment as the information is not produced internally. All long-lived assets are located in the U.S. The Company's business is predominantly in the U.S.

Information concerning operations in these segments of business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999

Revenue:
Captive retail distribution	$ 15,383,000	$ 17,186,000	$ 44,511,000	$ 33,168,000
Independently owned distribution	14,477,000	13,911,000	37,696,000	25,443,000
Clearing and trading	567,000	32,978,000	1,579,000	45,290,000
Capital markets	2,492,000	364,000	3,234,000	3,883,000
Other	444,000	241,000	1,655,000	265,000
Total	$ 33,363,000 =========	$ 64,680,000 =========	$ 88,675,000 ==========	$108,049,000 ==========

Pre-tax income:
Captive retail distribution	$ 1,172,000	$ 580,000	$ 6,273,000	$ 1,026,000
Independently owned distribution	1,349,000	1,009,000	3,798,000	1,865,000
Clearing and trading	(156,000)	23,005,000	(67,000)	28,456,000
Capital markets	1,638,000	(19,000)	1,708,000	(183,000)
Other	(81,000)	(9,000)	544,000	(376,000)
Total	$ 3,922,000 =========	$ 24,566,000 ==========	$ 12,256,000 ==========	$ 30,788,000 =========

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As discussed in the 1999 10-K, on June 12, 1998, the Company acquired Genesis Merchant Group Securities LLC ("Genesis") as part of the Combination with JWGenesis Financial, Inc. ("JWGFI, then known as JWCharles Financial Services, Inc.) described in the 1999 10-K, pursuant to which the Company succeeded to the respective businesses and operations of both JWGFI and Genesis. The results of all of Genesis' operations are reflected in the Company's results for the portion of fiscal year 1999 period through March 3, 1999, on which date the Company divested Genesis in a transaction in which the Company nonetheless retained the corporate finance services operations that it had been conducting through Genesis, while divesting Genesis' brokerage processing services business unit. Management does not believe the effects of the divestiture are material to the Company's operations. However, the inclusion of Genesis' operations for most of the 1999 period does have some impact on the Company's historical data and this analysis. In the discussions below, historical references to JWGenesis Capital Markets, LLC ("JWG Capital"), which is the new name for the Company's subsidiary that conducts the business retained in the divestiture of Genesis include the divested operations of Genesis.

As also discussed in the 1999 10-K, on June 1, 1999, the Company sold JWGenesis Clearing Corp. ("JWG Clearing") in a cash transaction for approximately $59 million, and ceased all securities clearing operations. The results of JWG Clearing's operations through May 31, 1999 are included in the Company's financial data for the five-month period in 1999, but no such operations are part of the data for the three-month or six-month periods in 2000, which has a significant impact on the following data and analysis.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 (the "2000 Period") vs. June 30, 1999 (the "1999 Period")

	Three Months Ended June 30,
	2000		1999		1998
	(000's)	% Change	(000's)	% Change	(000's)
Revenues:
Commissions	$ 24,248	-3	$ 25,033	78	$ 14,052
Market making and principal transactions, net	5,255	-37	8,340	-48	5,618
Gain on sale of subsidiary	-	NM	23,877	NM	-
Interest	1,246	-63	3,395	-11	3,818
Clearing fees	-	NM	2,122	-20	2,642
Other	2,614	37	1,913	159	738
	$ 33,363	-48	$ 64,680	141	$ 26,868
	=========	=========	=========	=========	=========

	Three Months Ended June 30,
	2000		1999		1998
	(000's)	% Change	(000's)	% Change	(000's)
Expenses:
Commissions and clearing costs	$ 18,590	-12	$ 21,018	53	$ 13,782
Employee compensation and benefits	4,956	-52	10,234	131	4,437
Selling, general and administrative	5,779	-24	7,570	77	4,277
Interest	116	-91	1,292	-11	1,458
	$ 29,441	-27	$ 40,114	67	$ 23,954
	=========	=========	=========	=========	=========

Total revenues of $33,363,000 recorded in the 2000 Period decreased by 48% compared to the previous year's $64,680,000. However, due to the disposition of JWG Clearing on June 1, 1999, the resulting gain on sale of subsidiary in the amount of $23,877,000 and also the $6,000,000 in revenues from the operations of JWG Clearing should be subtracted from the 1999 Period for purposes of a more meaningful comparison with the 2000 Period. Also, the realized and unrealized gains relating to the Company's investment in Knight Trading Group, Inc. added $1,892,000 to total revenues for the 2000 Period. Subtracting the amounts noted above, which total $31,769,000, would reduce total revenue for the 1999 Period to $32,911,000. On that basis, total revenue increased 1% in the adjusted 1999 Period compared to the 2000 Period.

Revenues from commissions decreased 3% in the 2000 Period compared to the 1999 Period. The decrease in commissions can be attributed to the industry wide pullback in market activity during the second quarter of 2000 as a result of the technology sector volatility on the public securities trading markets.

Market making and principal transactions decreased 37% in the 2000 Period compared to the 1999 Period. However, subtracting the realized and unrealized gains relating to the Company's investment in Knight Trading Group, Inc. in the amount of $1,892,000 from the 1999 Period, reduces 1999 Period market making and principal transactions revenue to $6,448,000. On that basis, the change in market making and principal transactions from the adjusted 1999 Period compared to the 2000 Period is only a 19% decrease. The latter decrease in market making revenue can be attributed to the technology sector volatility as described above.

Interest income decreased by 63% in the 2000 Period compared to the 1999 Period. Reducing interest income in the 1999 Period in the amount of $2,780,000 for interest income generated by JWG Clearing, decreases the 1999 Period interest income to $615,000. On the basis of this adjustment to the 1999 Period, interest income increased 103% in the 2000 Period compared to the adjusted 1999 Period. The increase in interest income is due to the increase in cash from the sale of JWG Clearing during the 1999 Period. Other revenues increased 37% in the 2000 Period compared to the 1999 Period. The increase in other revenues is primarily due to investment banking revenues in the 2000 Period exceeding those in the 1999 Period by $254,000 and to an increase in the 2000 Period of postage and handling fees charged on customer trades.

Commissions and clearing costs decreased by 12% in the 2000 Period compared to the 1999 Period. Commissions and clearing costs represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades). The decrease in commissions and clearing costs coincides directly with the decrease in commissions revenue and market making and principal transaction revenue, and reflects the same factors discussed above. Commissions and clearing costs as a percentage of the total of commissions and market making and principal transaction revenue remained stable at 63% for both periods.

Employee compensation and benefits decreased by $5,278,000 or 52% in the 2000 Period compared to the 1999 Period. The decrease consists primarily of $4,026,000 relating to bonuses recorded in the 1999 Period in connection with the sale of JWG Clearing or earned as a result of the Company's realized and unrealized gains on its investment in Knight Trading Group, Inc. The remainder of the decrease is primarily due to the Company's reduction in personnel on June 1, 1999 as a result of the sale of JWG Clearing.

Selling, general and administrative costs decreased $1,791,000 or 24% in the 2000 Period compared to the 1999 Period, and interest expense decreased by $1,176,000 or 91% in the 2000 Period compared to the 1999 Period. These decreases are primarily due to the sale of JWG Clearing on June 1, 1999.

Six Months Ended June 30, 2000 (the "2000 Period") vs. June 30, 1999 (the "1999 Period")

	Six Months Ended June 30,
	2000		1999		1998
	(000's)	% Change	(000's)	% Change	(000's)
Revenues:
Commissions	$68,107	34	$50,704	87	$27,181
Market making and principal transactions, net	12,979	-26	17,461	66	10,486
Gain on sale of subsidiary	-	NM	23,877	NM	-
Interest	2,668	-62	7,016	1	6,980
Clearing fees	-	NM	5,327	19	4,461
Other	4,921	34	3,664	80	2,033
	$88,675	-18	$108,049	111	$51,141
	========	=========	========	=========	========

	Six Months Ended June 30,
	2000		1999		1998
	(000's)	% Change	(000's)	% Change	(000's)
Expenses:
Commissions and clearing costs	$52,690	27	$41,350	56	$26,457
Employee compensation and benefits	11,805	-30	16,978	91	8,885
Selling, general and administrative	11,724	-27	16,162	99	8,130
Interest	200	-93	2,771	2	2,713
	$76,419	-1	$77,261	67	$46,185
	========	=========	========	=========	========

Total revenues of $88,675,000 recorded in the 2000 Period decreased by 18% from the 1999 Period. However, due to the disposition of JWG Clearing on June 1, 1999, the resulting gain on sale of subsidiary in the amount of $23,877,000 and also the $13,180,000 in revenues from the operations of JWG Clearing should be subtracted from the 1999 Period for purposes of a more meaningful comparison with the 2000 Period. Also, realized and unrealized gains relating to the Company's investment in Knight Trading Group, Inc. added $6,324,000 to the 1999 Period's total revenue. In addition, included in commission revenue for the 1999 Period is $3,158,000 from JWG Capital, which was divested during the first quarter of 1999 and thus contributed no revenue in the 2000 Period. Subtracting the amounts noted above, which total $46,539,000, would reduce total revenue for the 1999 Period to $61,510,000. On that basis, total revenue increased 44% in the adjusted 2000 Period compared to the 1999 Period.

Commission revenues account for the major portion of the increase in total revenue for the 2000 Period, as commissions increased by 34% in the 2000 Period compared to the 1999 Period. The increase is attributable to the industry wide increase in market activity during the first three months of 2000 as a result of the record market trading volume and share prices, notwithstanding the greatly increased market volatility and the industry wide pullback in market activity during the second quarter of the 2000 Period.

Market making and principal transaction revenue decreased 26% in the 2000 Period compared to the 1999 Period. Included in the 1999 Period total is $6,324,000 of realized and unrealized gains relating to the Company's investment in Knight Trading Group, Inc. Subtracting this amount from the 1999 Period results in market making and principal transaction revenue of $11,137,000 for the 1999 Period. On that basis, market making and principal transactions increased by 17% in the 2000 Period compared to the adjusted 1999 Period. The increase is attributed to the industry wide increase in market activity, record market trading volume, and record share prices described above.

Interest income decreased $4,348,000 or 62% from the 1999 Period to the 2000 Period. This decrease is primarily due to the sale of JWG Clearing on June 1, 1999. The increase in other revenue from $3,664,000 in the 1999 Period to $4,921,000 in the 2000 Period is primarily due to investment banking revenues in the 2000 Period exceeding those in the 1999 Period and to an increase in the 2000 Period of postage and handling fees charged on customer trades.

Commissions and clearing costs increased by 27% in the 2000 Period compared to the 1999 Period. The increase in commissions and clearing costs coincides directly with the increase in commission revenue and market making and principal transaction revenue, and reflects the same factors discussed above. As a percentage of total commission revenue and market making and principal transaction revenue, commissions and clearing costs increased to 65% in the 2000 Period from 61% in the 1999 Period, resulting from the gains on Knight Trading Group, Inc. being included in market making and principal transactions in the 1999 Period.

Employee compensation and benefits costs decreased by $5,173,000 or 30% in the 2000 Period compared to the 1999 Period. This decrease consists primarily of $4,717,000 relating to bonuses recorded in connection with the sale of JWG Clearing or earned as a result of the Company's realized and unrealized gains on its investment in Knight Trading Group. The remainder of the decrease is due to the Company's reduction in personnel as a result of the sale of JWG Clearing and the divestiture of JWG Capital during the 1999 Period.

Selling, general and administrative costs decreased by $4,438,000 or 27% in the 2000 Period compared to the 1999 Period, and interest expense decreased by $2,571,000 or 93% from the 2000 Period compared to the 1999 Period. Substantially all of the decreases in these expenses are attributable to the sale of JWG Clearing and the divestiture of JWG Capital during the 1999 Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a highly liquid balance sheet, with the majority of the Company's assets consisting of cash and cash equivalents; securities owned, which are marked to market; and receivables from brokers, dealers and clearing brokers arising from customer related securities transactions. The nature of the Company's business as a market maker and securities dealer requires it to carry significant levels of securities inventories in order to meet its customer and internal trading needs. Additionally, the Company's liquidity can fluctuate significantly depending largely upon general economic and market conditions, volume of activity, customer demand and underwriting commitments. The Company's ability to support increases in its total assets is a function of its ability to generate funds internally and obtain short-term borrowings from its clearing firm and committed lines of credit.

At June 30, 2000, the Company had stockholders' equity of $64,701,000, representing a decrease of $18,611,000 from December 31, 1999, and the Company had cash and cash equivalents of $36,623,000. The decrease in stockholders' equity is primarily related to the Company's repurchase of 1,750,000 shares of common stock for $35,000,000 during February 2000. That expenditure was offset in part by net income of $7,463,000 for the six-month period and the additional proceeds from option exercises (including tax benefits from option exercises) and employee stock purchases plan purchases totaling $8,926,000.

At June 30, 2000 the Company had $12,000,000 of borrowing capacity available under its committed lines of credit described in the 1999 10-K. The Company presently owns securities that are convertible into approximately 1.5 million shares of common stock of MVP.com, Inc., which are unregistered and for which there is presently no public market. Approximately 158,000 of these shares are allocated to certain members of Company management. These securities, which have a historical cost of approximately $3,000,000, are included in "securities owned, at estimated fair value" in the Company's Consolidated Condensed Statements of Financial Condition included in Part I of this report, at their estimated market value of $8,400,000. In the absence of readily ascertainable market values, the investment in MVP.com, Inc. is valued using methods determined in good faith by the Company after consideration of all relevant information available to it, including private market values, original cost, operating results and financial position. Because the Company does not have access to complete financial data of MVP.com, Inc. and is not aware of any recent private placements by or valuations of MVP.com, Inc., the Company has not recorded any unrealized gain or loss in 2000 in connection with its investment in MVP.com, Inc.

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to Vote of Security Holders

The Company held its annual meeting of stockholders on June 13, 2000, at which the only vote taken was for the election of five nominees for directors was voted on. All five nominees were elected, with the following vote totals:

Nominee	Votes For	Votes Withhold
Marshall T. Leeds	6,330,353	45,148
Joel E. Marks	6,172,189	203,312
Gregg S. Glaser	6,172,189	203,312
Wm. Dennis Ferguson	6,170,158	205,343
Sanford D. Cohen	6,340,682	34,819

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits Exhibit 27 - Financial Data Schedule (for SEC use only)
(b)	Reports on Form 8-K: None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JWGENESIS FINANCIAL CORP.

Date: August 11, 2000	By:/s/ Gregg S. Glaser (Duly Authorized Officer) and (Principal Financial and Accounting Officer)