Form 10-Q
period 2000-09-30
JWGENESIS FINANCIAL CORP /
filed 2000-11-14
CIK 1057412

=========================================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-14205

JWGENESIS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Florida	65-0811010
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

980 North Federal Highway ● Suite 310
Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (561) 338-2600

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [ X ] No [   ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2000
Common stock, $.001 par value per share	8,580,496

JWGENESIS FINANCIAL CORP.

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Condensed Statements of Financial Condition
at September 30, 2000 and December 31, 1999

Consolidated Condensed Statements of Income for the Three Month and
Nine Month Periods Ended September 30, 2000 and 1999

Consolidated Condensed Statements of Cash Flows for the Nine Month Periods
Ended September 30, 2000 and 1999

Notes to Consolidated Condensed Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Part II.	Other Information

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2000	1999
ASSETS	(Unaudited)
Cash and cash equivalents	$ 34,722,000	$ 53,117,000
Commissions and other receivables from clearing brokers	7,050,000	13,400,000
Securities owned, at estimated fair value	14,185,000	20,001,000
Cost in excess of the value of net assets acquired	14,490,000	15,101,000
Furniture, equipment and leasehold improvements, net of accumulated
depreciation and amortization of $3,845,000 and $3,658,000	2,134,000	2,502,000
Deferred tax asset	5,114,000	4,216,000
Deferred expense	6,226,000	6,858,000
Other, net	8,242,000	6,770,000
	$ 92,163,000	$ 121,965,000
	=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

Accounts payable, accrued expenses and other liabilities	12,458,000	17,025,000
Payable to brokers and dealers	1,331,000	5,004,000
Securities sold, not yet purchased, at estimated fair value	1,823,000	1,606,000
Deferred income	13,000,000	14,125,000
Income taxes payable	538,000	893,000
	29,150,000	38,653,000
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value - authorized 5,000,000 shares; no shares issued or outstanding	-	-
Common stock, $.001 par value - authorized 30,000,000 shares; issued and outstanding 8,580,496 and 9,268,450	9,000	9,000
Additional paid-in capital	5,510,000	31,358,000
Retained earnings	57,494,000	51,945,000
Total stockholders' equity	63,013,000	83,312,000
	$ 92,163,000	$ 121,965,000
	=============	=============

(The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these financial statements.)

JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

Revenues:
Commissions	$ 19,767,000	$ 22,929,000	$ 87,874,000	$ 79,446,000
Market making and principal transactions, net	240,000	2,242,000	13,219,000	13,890,000
Gain on sale of subsidiary	-	-	-	23,877,000
Interest	959,000	1,562,000	3,627,000	8,578,000
Clearing fees	-	-	-	5,327,000
Other	1,999,000	2,185,000	6,920,000	5,849,000
	22,965,000	28,918,000	111,640,000	136,967,000
Expenses:
Commissions and clearing costs	16,175,000	17,006,000	68,865,000	58,356,000
Employee compensation and benefits	4,364,000	4,562,000	16,169,000	21,540,000
Selling, general and administrative	5,413,000	5,828,000	17,137,000	21,990,000
Interest	40,000	21,000	240,000	2,792,000
	25,992,000	27,417,000	102,411,000	104,678,000
Income (loss) before income taxes	(3,027,000)	1,501,000	9,229,000	32,289,000
Provision (benefit) for income taxes	(1,113,000)	676,000	3,680,000	12,630,000
Net income (loss)	$ (1,914,000)	$ 825,000	$ 5,549,000	$ 19,659,000
	============	===========	=============	============
Earnings (loss) per common share:
Basic	$ (0.22)	$ 0.09	$ 0.64	$ 2.27
	============	===========	=============	============
Diluted	$ (0.21)	$ 0.08	$ 0.58	$ 2.02
	============	===========	=============	============

Weighted average common shares outstanding:
Basic	8,567,202	8,760,462	8,648,096	8,634,340
	============	===========	=============	============
Diluted	8,946,605	10,129,213	9,600,936	9,748,603
	============	===========	=============	============

(The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these financial statements.)

JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2000	1999
Operating activities
Net income	$ 5,549,000	$ 19,659,000
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization on furniture, equipment and leasehold improvements	653,000	482,000
Amortization of deferred gain	(1,125,000)	(500,000)
Amortization of costs in excess of fair value of net assets acquired and other Change in assets and liabilities, net of effect of acquisition:	1,849,000	1,283,000
Receivable from customers	-	117,579,000
Receivable from brokers and dealers	6,350,000	(202,000)
Securities owned	5,816,000	4,060,000
Deferred tax asset	(898,000)	(4,605,000)
Other assets	(2,078,000)	(3,399,000)
Accounts payable, accrued expenses and other liabilities	(4,567,000)	(1,623,000)
Payable to customers	-	(49,218,000)
Payable to brokers and dealers	(3,673,000)	(38,956,000)
Securities sold, not yet purchased	217,000	1,521,000
Deferred gain	-	15,000,000
Income taxes payable	(355,000)	1,088,000
Net cash provided by operating activities	7,738,000	62,169,000
Investing activities
Purchases of furniture, equipment and leasehold improvements	(285,000)	(1,100,000)
Acquisition of cost in excess of the values of net assets acquired	-	(1,677,000)
Disposal of furniture, equipment and leasehold improvements	-	75,000
Net cash used in investing activities	(285,000)	(2,702,000)
Financing activities
Change in short-term borrowings from banks	-	(16,809,000)
Tax benefit from exercise of stock options	2,235,000	-
Change in lines of credit	-	(3,000,000)
Acquisition of treasury shares	(35,000,000)	(1,689,000)
Issuance of common stock	6,917,000	2,452,000
Net cash used in financing activities	(25,848,000)	(19,046,000)

Net increase (decrease) in cash and cash equivalents	(18,395,000)	40,421,000
Cash and cash equivalents at beginning of period	53,117,000	16,978,000
Cash and cash equivalents at end of period	$ 34,722,000	$ 57,399,000
	==============	==============

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$ 2,680,000	$ 17,190,000
	==============	==============

Cash paid during the period for interest	$ 252,000	$ 1,615,000
	==============	==============

(The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these financial statements.)

JWGENESIS FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The interim financial information included herein is unaudited however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the periods indicated.

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

Because of seasonal and other factors, the results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2000.

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

4.    NET CAPITAL

The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. At September 30, 2000, the net capital positions of the Company's broker-dealer subsidiaries were as follows:

JWGFS:
Ratio of aggregate indebtedness to net capital	1.89
Net capital	$4,047,000
Required net capital	$511,000

JWG Securities:
Ratio of aggregate indebtedness to net capital	1.21
Net capital	$4,125,000
Required net capital	$332,000

JWGFG:
Ratio of aggregate indebtedness to net capital	.98
Net capital	$3,515,000
Required net capital	$230,000

DMG:
Ratio of aggregate indebtedness to net capital	.41
Net capital	$306,000
Required net capital	$100,000

5.    RECENT OR SUBSEQUENT DEVELOPMENTS

Merger Agreement with First Union

On August 31, 2000, the Company and First Union Corporation ("First Union") executed an Agreement and Plan of Merger (the "Merger Agreement") setting forth the terms and conditions of a proposed merger of the Company into a newly formed subsidiary of First Union (the "Merger"). Pursuant to the terms of the Merger Agreement, the Company will survive as a wholly-owned subsidiary of First Union. The Company's Board of Directors has approved the Merger, and is recommending its approval to the Company's stockholders.

Under the terms for the Merger, each holder of the Company's common stock immediately prior to the effective time of the Merger would receive cash consideration of between $10 and $12 per share (the "Merger Consideration"). The specific amount of the Merger Consideration will be based on the percentage of aggregate trading commissions earned by the Company for the twelve months ended July 31, 2000 that were produced by registered representatives who were affiliated with the Company as of August 31, 2000, and who both sign independent contractor agreements with the Company for calendar year 2001 and actually continue as registered representatives of the Company on the Merger closing date. Using this formula, the Merger Consideration will be $10 per share, if the percentage is less than 90%; $11 per share, if the percentage is at least 90% but less than 95%; or $12 per share, if the percentage is 95% or more. Any registered representatives of the Company as of August 31, 2000 who become employees of First Union, or an affiliate of First Union, and remain as such as of the Merger closing date, will be treated as having met the conditions for purposes of determining the above percentage levels.

Consummation of the Merger is subject to various conditions, including the approval by majority vote of the Company's stockholders and the receipt of required regulatory approvals. Members of the Company's executive management and certain other stockholders who hold an aggregate of approximately 30% of JWGenesis' outstanding shares have agreed to vote their shares in favor of the Merger.

Special Dividend of Indirect Interest in MVP.com

On August 30, 2000, the Company's Board of Directors authorized a special dividend to shareholders consisting of units of membership interest ("Units") in JWG Liquidating Company LLC ("JWG/LLC"), which is a recently formed, special purpose limited liability company to which the Company transferred its entire interest in MVP.com, Inc. ("MVP.com") in exchange for all the Units of JWG/LLC. The Company is paying the special dividend of one Unit per share of common stock to its shareholders of record as of the close of business on November 10, 2000. The Units distributed as the special dividend will represent at least 75% of the total number of Units outstanding. The remaining Units received from JWG/LLC has been reserved by the Company for corporate purposes, and will either be used for such purposes or cancelled before the Merger. At November 10, 2000, the estimated fair market value of the Company's investment in MVP.com was $3,723,000.

Litigation Involving the Merger

In September and October 2000, R. R. Rothstein, Andy Johnson, Christopher L. Malley, GAF Financial Corporation, and William Maczko and Jane D. Maczko, holders of shares of our common stock, each filed a separate complaint in the Circuit Court of the 15th Judicial District for Palm Beach County, Florida, against the Company and its directors, purporting to represent a class of all current holders of the Company's common stock, except for the defendants and their affiliates. Each complaint alleges that, in connection with the proposed Merger with First Union, the Company's directors breached their fiduciary duty to the shareholders of the Company by failing to accurately determine the value of the Company, by failing to obtain the highest price reasonably available to the Company's shareholders, and by agreeing to terms and conditions in the merger agreement with First Union that actively discourage the directors from exploring alternative offers for the acquisition of the Company and its assets other than from First Union; and the GAF Financial Corporation's and the Maczkos' complaints also allege that the Company's management directors breached their fiduciary duty by seeking improper personal benefit in connection with the proposed Merger. The complaints seek both preliminary and permanent injunctive relief to prevent the consummation of the Merger; an order directing the Company's directors to adequately ensure that no conflict of interests exists between them and their fiduciary obligations to the Company; an order (should preliminary injunctive relief be unavailable) requiring the Company's directors to adopt a process or procedure to obtain the highest possible price for the Company's shareholders, rescission and award of rescissory damages if the Merger is consummated; and an award of attorney's fees and litigation costs. The Maczkos' complaint also seeks to impose a constructive trust, in favor of the plaintiffs, upon any benefits that are improperly received by the directors as a result of their wrongful actions. Mr. Rothstein has subsequently dropped his complaint.

The Company does not believe these allegations have merit, and it is vigorously defending against them

6.    SEGMENT ANALYSIS

The Company's reportable segments are: captive retail distribution, independently owned retail distribution, clearing and trading, capital markets and other. The captive retail distribution segment includes the 14 retail branches of JWG Securities located in Florida, California, Georgia and New York and the five retail branch offices of JWGFG located in Florida, Colorado, Illinois and California. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The independently owned retail distribution segment includes the 135 JWGFS offices and one DMG office, all of which are located in the U.S., providing securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The clearing and trading segment comprises primarily JWG Clearing's operations through June 1, 1999 which provided clearing services primarily on a fully disclosed basis to small broker dealers, the trading of equities and fixed income products as principal, and investments in firms including Knight Trading Group, Inc. and StrikeTechnologies LLC. The capital markets segment includes management and participation in underwritings (exclusive of sales credits, which are included in the distribution segments), mergers and acquisitions, public finance, institutional trading, institutional research and market making for institutional research. Other includes the unrealized loss on the Company's investment in MVP.com. Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on return on investment. The Company has not disclosed asset information by segment as the information is not produced internally. All long-lived assets are located in the U.S. The Company's business is predominantly in the U.S.

Information concerning operations in these segments of business is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Revenue:
Captive retail distribution	$ 11,617,000	$ 15,230,000	$ 56,128,000	$ 48,398,000
Independently owned distribution	12,714,000	12,132,000	50,410,000	37,575,000
Clearing and trading	873,000	1,249,000	2,452,000	46,801,000
Capital markets	796,000	304,000	4,030,000	4,187,000
Other	(3,035,000)	3,000	(1,380,000)	6,000
Total	$ 22,965,000	$ 28,918,000	$ 111,640,000	$ 136,967,000
	============	=============	============	============
Pre-tax income (loss):
Captive retail distribution	$ (377,000)	$ (170,000)	$ 5,896,000	$ 856,000
Independently owned distribution	1,139,000	989,000	4,938,000	2,854,000
Clearing and trading	(184,000)	1,282,000	(252,000)	29,738,000
Capital markets	243,000	(120,000)	1,951,000	(303,000)
Other	(3,848,000)	(480,000)	(3,304,000)	(856,000)
Total	$ (3,027,000)	$ 1,501,000	$ 9,229,000	$ 32,289,000
	============	=============	============	============

Item 2.	Management's Discussion and Analysis of
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

As discussed in the 1999 10-K, on June 12, 1998, the Company acquired Genesis Merchant Group Securities, LLC ("Genesis") as part of the Combination with JWGFI described in the 1999 10-K, pursuant to which the Company succeeded to the respective businesses and operations of both JWGFI and Genesis. The results of all of Genesis' operations are reflected in the Company's results for the portion of the fiscal year 1999 period through March 3, 1999, on which date the Company divested Genesis in a transaction in which the Company nonetheless retained the corporate finance services operations that it had been conducting through Genesis, while divesting Genesis' brokerage processing services business unit. Management does not believe the effects of the divestiture are material to the Company's operations. However, the inclusion of Genesis' operations for all or a portion of the periods in 1998 and 1999, but not in 2000, does have some impact on the Company's data and this analysis. In the discussions below, historical references to JWG Capital (which is the new name for the Company's subsidiary that conducts the business retained in the divestiture of Genesis) include the divested operations of Genesis.

As also discussed in the 1999 10-K, on June 1, 1999, the Company sold JWG Clearing in a cash transaction for approximately $59 million, and ceased all securities clearing operations. The results of JWG Clearing's operations through May 31, 1999 are included in the Company's financial data for the nine-month period in 1999, but no such operations are part of the data for the nine-month period in 2000, which has a significant impact on the following data and analysis.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 (the "2000 Period") vs. September 30, 1999 (the "1999 Period")

	Three Months Ended September 30,
	2000		1999		1998
	(000's)	% Change	(000's)	% Change	(000's)
Revenues:
Commissions	$19,767	-14	$22,929	37	$16,793
Market making and principal transactions, net	240	-89	2,242	-61	5,769
Interest	959	-39	1,562	-59	3,834
Clearing fees	-	NM	-	-100	2,164
Other	1,999	-9	2,185	68	1,299
	$22,965	-21	$ 28,918	-3	$29,859
	========	========	========	========	========

	Three Months Ended September 30,
	2000		1999		1998
	(000's)	% Change	(000's)	% Change	(000's)
Expenses:
Commissions and clearing costs	$16,175	-5	$17,006	16	$14,620
Employee compensation and benefits	4,364	-4	4,562	-23	5,962
Selling, general and administrative	5,413	-7	5,828	-14	6,751
Interest	40	90	21	-99	1,564
	$25,992	-5	$27,417	-5	$28,897
	========	========	========	========	========

Total revenues of $22,965,000 recorded in the 2000 Period decreased by $5,953,000 or 21% compared to the previous year's $28,918,000. Included in the 2000 Period total revenues is an unrealized loss of $3,342,000 in the Company's investment in MVP.com, which reduced market making and principal transactions, net by the same amount. Excluding that unrealized loss, 2000 Period total revenues decreased 9% from the 1999 Period. The decrease in revenues can be attributed to the industry-wide pullback in market activity during the second and third quarters of 2000 as a result of the technology sector volatility, the decrease in trading volume and the decrease in overall market values in both the NASDAQ and listed markets.

Commission revenue earned in the 2000 Period decreased by $3,162,000 or 14% from the 1999 Period. The decrease in commission revenue is attributable to the same market conditions described above.

Market making and principal transactions, net for the 2000 Period decreased by $2,002,000 or 89% from the 1999 Period. The decrease is due to the unrealized loss of $3,342,000 relating to the Company's investment in MVP.com.

Interest income for the 2000 Period decreased by $603,000 or 39% from the 1999 Period. Interest income decreased in the 2000 Period due to the Company's repurchase of 1,750,000 shares of its common stock for $35 million in February 2000.

Commissions and clearing costs for the 2000 Period decreased by $831,000 or 5% from the 1999 Period. Commissions and clearing costs represent the portion of fee income payable by the Company to registered representatives or other broker-dealers as a result of securities transactions (and the related costs associated with the execution of such trades). After adjusting the 2000 Period market making and principal transaction revenue by the unrealized loss in the Company's MVP.com investment, the decrease in commission and market making and principal transaction revenues from the 1999 Period to the 2000 Period was 7%. The decrease in commissions and clearing costs coincides with the decrease in the total of commissions revenue and market making and principal transaction revenue above.

Nine Months Ended September 30, 2000 (the "2000 Period") vs. September 30, 1999 (the "1999 Period")

	Nine Months Ended September 30,
	2000		1999		1998
	(000's)	% Change	(000's)	% Change	(000's)
Revenues:
Commissions	$87,874	19	$73,633	67	$43,974
Market making and principal transactions, net	13,219	-33	19,703	21	16,255
Gain on sale of subsidiary	-	NM	23,877	NM	-
Interest	3,627	-58	8,578	-21	10,814
Clearing fees	-	NM	5,327	-20	6,625
Other	6,920	18	5,849	76	3,332
	$111,640	-18	$136,967	69	$81,000
	=========	=========	=========	=========	=========

	Nine Months Ended September 30,
	2000		1999		1998
	(000's)	% Change	(000's)	% Change	(000's)
Expenses:
Commissions and clearing costs	$68,865	18	$58,356	42	$41,077
Employee compensation and benefits	16,169	-25	21,540	45	14,847
Selling, general and administrative	17,137	-22	21,990	48	14,881
Interest	240	-91	2,792	-35	4,277
	$102,411	-2	$104,678	39	$75,082
	=========	=========	=========	=========	=========

Total revenues of $111,640,000 recorded in the 2000 Period decreased by $25,327,000 or 18% from the 1999 Period. However, the gain on sale of subsidiary in the amount of $23,877,000 due to the sale of JWG Clearing on June 1, 1999, and the $13,180,000 in revenues from the operations of JWG Clearing for the five months prior to its sale, should be subtracted from the 1999 Period for purposes of a more meaningful comparison with the 2000 Period. Realized and unrealized gains relating to the Company's investment in Knight Trading Group, Inc. added $6,754,000 to the 1999 Period total revenue. In addition, included in commission revenue for the 1999 Period is $3,158,000 from operations by JWG Capital prior to it being divested on March 3, 1999. Subtracting the amounts noted above, which total $46,969,000, would reduce the total revenue for the 1999 Period to $89,998,000. On that basis, total revenue for the 2000 Period increased 24% from the 1999 Period, as adjusted. The increase in total revenues on that adjusted basis is primarily due to the increase in commission revenue as noted below.

Commission revenue for the 2000 Period increased by $14,241,000 or 19% from the 1999 Period. Included in the 1999 Period is $3,032,000 of commissions generated by JWG Capital prior to its divestiture as noted above. After adjusting the 1999 Period for that $3,032,000 amount, the change for the 2000 Period compared to the adjusted 1999 Period would be an increase in commission revenue of 24%. The increase on that adjusted basis is attributable to the industry-wide increase in market activity during the first three months of 2000, as a result of the record market trading volume, record share prices in both the NASDAQ and listed markets, as well as greatly increased market volatility.

Market making and principal transaction revenue for the 2000 Period decreased by $6,484,000 or 33% from the 1999 Period. Included in the 1999 Period total is $6,754,000 of realized and unrealized gains relating to the Company's investment in Knight Trading Group, Inc.; subtracting this amount from the 1999 Period adjusts the market making and principal transaction revenue amount to $12,949,000 for the 1999 Period. Included in the 2000 Period is $3,342,000 of unrealized losses relating to the Company's investment in MVP.com.; excluding this amount from the 2000 Period adjusts the market making and principal transaction revenue amount to $16,561,000 for the 2000 Period. Thus, the market making and principal transactions for the 2000 Period, as adjusted, increased by 28% from the 1999 Period, as adjusted. The increase on that adjusted basis is attributed to the industry-wide increase in market activity, record market trading volume, and record share prices in the NASDAQ and listed markets, as described above.

Interest income for the 2000 Period decreased by $4,951,000 or 58% from the 1999 Period. However, the 1999 Period contains $5,850,000 of interest income earned from the operations of JWG Clearing for five months prior to its sale on June 1, 1999. After adjusting the 1999 Period for that $5,850,000 amount, the interest income amount for the 1999 Period is $2,728,000. The increase of 33% for the 1999 Period, as adjusted, compared to the 2000 Period can be attributed to the interest earned on the cash received from the sale of JWG Clearing. The increase in other revenue from $5,849,000 in the 1999 Period to $6,920,000 in the 2000 Period is primarily due to investment banking revenues in the 2000 Period exceeding those in the 1999 Period and to an increase in the postage and handling fees charged on customer trades.

Commission and clearing costs increased by $10,509,000 or 18% from the 1999 Period to the 2000 Period. Adjusting market making and principal transactions revenue for the 2000 Period for the $3,342,000 unrealized loss in the Company's MVP.com investment, and adjusting market making and principal transaction revenue for the 1999 Period for the $3,032,000 of commissions generated by JWG Capital prior to its divestiture on March 3, 1999, commissions and clearing costs remained constant at 65% of the total of commissions and market making and principal transactions revenues, as adjusted.

Employee compensation and benefits costs decreased by $5,371,000 or 25% from the 1999 Period to the 2000 Period. The decrease reflects the result of $3,729,000 of bonuses recorded in the 1999 Period in connection with the sale of JWG Clearing, and reduced personnel levels in the 2000 Period attributable to the sale of JWG Clearing and the divestiture of JWG Capital during the 1999 Period.

Selling, general and administrative costs decreased by $4,853,000 or 22% from the 1999 Period to the 2000 Period. Interest expense decreased by $2,552,000 from the 1999 Period to the 2000 Period. Substantially all of the decreases in these costs are attributable to the sale of JWG Clearing and the divestiture of JWG Capital.

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

At September 30, 2000, the Company had stockholders' equity of $63,013,000, representing a decrease of $20,299,000 from December 31, 1999, and the Company had cash and cash equivalents of $34,722,000. The decrease in stockholders' equity is primarily related to the Company's repurchase of 1,750,000 shares of common stock for $35,000,000 during February 2000. That expenditure was offset against net income of $5,549,000 for the nine-month period and the additional proceeds from option exercises (including tax benefits from option exercises) and employee stock purchases plan purchases totaling $9,152,000.

At September 30, 2000, the Company had $12,000,000 of borrowing capacity available under its committed lines of credit described in the 1999 10-K.

On October 20, 2000, in preparation for a special dividend to its shareholders, the Company transferred to a newly formed, special purpose limited liability company, JWG Liquidating Company ("JWG/LLC"), all of the securities the Company had owned of MVP.com, Inc. These unregistered securities, which have a historical cost of approximately $3,000,000, are included in securities owned, at estimated fair value in the accompanying Consolidated Condensed Statements of Financial Condition as of September 30, 2000, at their estimated fair market value of $4,529,000. As of November 10, 2000, the estimated fair market value of the Company's investment in MVP.com was $3,723,000. In the absence of readily ascertainable market values, the investment in MVP.com, Inc. is valued using methods determined in good faith by the Company after consideration of all relevant information available to it, including private market values, original cost, operating results and financial position.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In September and October 2000, R. R. Rothstein, Andy Johnson, Christopher L, Malley, GAF Financial Corporation, and William Maczko and Jane D. Maczko, holders of shares of our common stock, each filed a separate complaint in the Circuit Court of the 15th Judicial District for Palm Beach County, Florida, against the Company and its directors, purporting to represent a class of all current holders of the Company's common stock, except for the defendants and their affiliates. Each complaint alleges that, in connection with the proposed Merger with First Union, the Company's directors breached their fiduciary duty to the shareholders of the Company by failing to accurately determine the value of the Company, by failing to obtain the highest price reasonably available to the Company's shareholders, and by agreeing to terms and conditions in the merger agreement with First Union that actively discourage the directors from exploring alternative offers for the acquisition of the Company and its assets other than from First Union; and the GAF Financial Corporation's and the Maczkos' complaints also allege that the Company's management directors breached their fiduciary duty by seeking improper personal benefit in connection with the proposed Merger. The complaints seek both preliminary and permanent injunctive relief to prevent the consummation of the Merger; an order directing the Company's directors to adequately ensure that no conflict of interests exists between them and their fiduciary obligations to the Company; an order (should preliminary injunctive relief be unavailable) requiring the Company's directors to adopt a process or procedure to obtain the highest possible price for the Company's shareholders, rescission and award of rescissory damages if the Merger is consummated; and an award of attorney's fees and litigation costs. The Maczkos' complaint also seeks to impose a constructive trust, in favor of the plaintiffs, upon any benefits that are improperly received by the directors as a result of their wrongful actions. Mr. Rothstein has subsequently dropped his complaint.

The Company does not believe these allegations have merit, and it is vigorously defending against them.

Item 5. Other Information

Merger Agreement with First Union

On August 31, 2000, the Company and First Union Corporation ("First Union") executed an Agreement and Plan of Merger (the "Merger Agreement") setting forth the terms and conditions of a proposed merger of the Company into a newly formed subsidiary of First Union (the "Merger"). Pursuant to the terms of the Merger Agreement, the Company will survive as a wholly-owned subsidiary of First Union. The Company's Board of Directors has approved the Merger, and is recommending its approval to the Company's stockholders.

Under the terms for the Merger, each holder of the Company's common stock immediately prior to the effective time of the Merger would receive cash consideration of between $10 and $12 per share (the "Merger Consideration"). The specific amount of the Merger Consideration will be based on the percentage of aggregate trading commissions earned by the Company for the twelve months ended July 31, 2000 that were produced by registered representatives who were affiliated with the Company as of August 31, 2000, and who both sign independent contractor agreements with the Company for calendar year 2001 and actually continue as registered representatives of the Company on the Merger closing date. Using this formula, the Merger Consideration will be $10 per share, if the percentage is less than 90%; $11 per share, if the percentage is at least 90% but less than 95%; or $12 per share, if the percentage is 95% or more. Any registered representatives of the Company as of August 31, 2000 who become employees of First Union, or an affiliate of First Union, and remain as such as of the Merger closing date, will be treated as having met the conditions for purposes of determining the above percentage levels.

Consummation of the Merger is subject to various conditions, including the approval by majority vote of the Company's stockholders and the receipt of required regulatory approvals. Members of the Company's executive management and certain other stockholders who hold an aggregate of approximately 30% of JWGenesis' outstanding shares have agreed to vote their shares in favor of the Merger.

Special Dividend of Indirect Interest in MVP.com

As previously reported, on August 31, 2000, the Company's Board of Directors authorized a special dividend to shareholders consisting of units of membership interest ("Units") in JWG Liquidating Company LLC ("JWG/LLC"), which is a recently formed, special purpose limited liability company to which the Company transferred its entire interest in MVP.com, Inc. ("MVP.com") in exchange for all the Units of JWG/LLC. The Company is paying the special dividend of one Unit per share of common stock to its shareholders of record as of the close of business on November 10, 2000. The Units distributed as the special dividend will represent at least 75% of the total number of Units outstanding. The remaining Units received from JWG/LLC have been reserved by the Company for corporate purposes, and will either be used for such purposes or cancelled before the Merger. The estimated fair market value of the Company's investment in MVP.com at November 10, 2000, the date of distribution of the special dividend, was $3,723,000.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:
Exhibit 27 - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K:
Form 8-K Reporting Date - September 11, 2000
Item Reported - "Item 5. Other Events"

Form 8-K Reporting Date - October 26, 2000
Item Reported - "Item 5. Other Events"

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JWGENESIS FINANCIAL CORP.

Date: November 13, 2000	By:/s/ Gregg S. Glaser
(Duly Authorized Officer)
and
(Principal Financial and Accounting Officer)